Form 10-Q
period 2015-03-31
Tallgrass Energy Partners, LP
filed 2015-05-11
CIK 1569134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On May 11, 2015, the Registrant had 60,234,105 Common Units and 834,391 General Partner Units outstanding.

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

PART 1—FINANCIAL INFORMATION
Item 1. Financial Statements
TALLGRASS ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2015	December 31, 2014
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$876	$867
Accounts receivable, net	46,268	39,768
Receivable from related party	—	73,393
Gas imbalances	911	2,442
Inventories	12,679	13,045
Derivative assets at fair value	90	—
Prepayments and other current assets	2,728	2,766
Total Current Assets	63,552	132,281
Property, plant and equipment, net	1,921,676	1,853,081
Goodwill	343,288	343,288
Intangible asset, net	102,519	104,538
Deferred financing costs	5,119	5,528
Deferred charges and other assets	17,397	18,481
Total Assets	$2,453,551	$2,457,197
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable, including $41,363 and $45,534 related to variable interest entities	$64,047	$62,329
Accounts payable to related parties	3,000	3,915
Gas imbalances	3,490	3,611
Accrued taxes	15,308	3,989
Accrued liabilities	6,447	9,384
Other current liabilities	12,094	13,340
Total Current Liabilities	104,386	96,568
Long-term debt	698,000	559,000
Other long-term liabilities and deferred credits	6,213	6,478
Total Long-term Liabilities	704,213	565,478
Commitments and Contingencies
Equity:
Common unitholders (60,234,105 and 32,834,105 units issued and outstanding at March 31, 2015 and December 31, 2014, respectively)	1,630,447	800,333
Subordinated unitholder (0 and 16,200,000 units issued and outstanding at March 31, 2015 and December 31, 2014, respectively)	—	274,133
General partner (834,391 units issued and outstanding at March 31, 2015 and December 31, 2014)	(357,145)	(35,743)
Total Partners’ Equity	1,273,302	1,038,723
Noncontrolling interests	$371,650	$756,428
Total Equity	$1,644,952	$1,795,151
Total Liabilities and Equity	$2,453,551	$2,457,197

The accompanying notes are an integral part of these consolidated financial statements.

TALLGRASS ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per unit amounts)
Revenues:
Natural gas liquids sales	$21,025	$48,907
Natural gas sales	844	4,808
Natural gas transportation services	32,148	34,104
Crude oil transportation services	50,381	—
Processing and other revenues	10,277	6,960
Total Revenues	114,675	94,779
Operating Costs and Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	19,593	48,206
Cost of transportation services (exclusive of depreciation and amortization shown below)	10,715	5,117
Operations and maintenance	9,575	8,013
Depreciation and amortization	20,605	8,309
General and administrative	12,689	6,649
Taxes, other than income taxes	11,297	1,956
Loss on sale of assets	4,483	—
Total Operating Costs and Expenses	88,957	78,250
Operating Income	25,718	16,529
Other (Expense) Income:
Interest expense, net	(3,440)	(1,296)
Equity in earnings of unconsolidated investment	—	444
Other income, net	712	940
Total Other (Expense) Income	(2,728)	88
Net Income	22,990	16,617
Net loss attributable to noncontrolling interests	9,329	507
Net income attributable to partners	$32,319	$17,124
Allocation of income to the limited partners:
Net income attributable to partners	$32,319	$17,124
Predecessor operations interest in net income	—	(4,224)
General partner interest in net income	(7,438)	(382)
Common and subordinated unitholders' interest in net income	24,881	12,518
Basic net income per common and subordinated unit	$0.47	$0.31
Diluted net income per common and subordinated unit	$0.46	$0.30
Basic average number of common and subordinated units outstanding	52,727	40,500
Diluted average number of common and subordinated units outstanding	53,994	41,272

The accompanying notes are an integral part of these consolidated financial statements.

TALLGRASS ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash Flows from Operating Activities:
Net income	$22,990	$16,617
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	21,557	8,638
Noncash compensation expense	1,527	941
Loss on sale of assets	4,483	—
Changes in components of working capital:
Accounts receivable and other	(5,678)	1,356
Gas imbalances	143	321
Inventories	(2,754)	(887)
Accounts payable and accrued liabilities	6,546	(6,623)
Other operating, net	(175)	7,240
Net Cash Provided by Operating Activities	48,639	27,603
Cash Flows from Investing Activities:
Capital expenditures	(13,300)	(209,111)
Acquisition of additional 33.3% membership interest in Pony Express	(700,000)	—
Other investing, net	(311)	(1,910)
Net Cash Used in Investing Activities	(713,611)	(211,021)
Cash Flows from Financing Activities:
Proceeds from public offerings, net of offering costs	551,949	—
Borrowings under revolving credit facility, net	139,000	—
Contributions from Predecessor Member, net	—	195,299
Distributions to unitholders	(28,294)	(13,082)
Other financing, net	2,326	1,201
Net Cash Provided by Financing Activities	664,981	183,418
Net Change in Cash and Cash Equivalents	9	—
Cash and Cash Equivalents, beginning of period	867	—
Cash and Cash Equivalents, end of period	$876	$—

Schedule of Noncash Investing and Financing Activities:
Property, plant and equipment acquired via the cash management agreement with TD	$72,407	$—
Increase in accrual for payment of property, plant and equipment	$1,179	$53,542

The accompanying notes are an integral part of these consolidated financial statements.

TALLGRASS ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(UNAUDITED)

	Predecessor Equity	Limited Partners		General Partner	Total Partners’ Equity	Noncontrolling Interests	Total Equity
		Common	Subordinated
	(in thousands)
Balance at January 1, 2015	$—	$800,333	$274,133	$(35,743)	$1,038,723	$756,428	$1,795,151
Net income (loss)	—	19,701	5,180	7,438	32,319	(9,329)	22,990
Issuance of units to public, net of offering costs	—	551,949	—	—	551,949	—	551,949
Distributions to unitholders	—	(15,925)	(7,857)	(4,512)	(28,294)	—	(28,294)
Noncash compensation expense	—	2,933	—	—	2,933	—	2,933
Contributions from noncontrolling interest	—	—	—	—	—	2,379	2,379
Distributions to noncontrolling interest	—	—	—	—	—	(2,156)	(2,156)
Acquisition of additional 33.3% membership interest in Pony Express	—	—	—	(324,328)	(324,328)	(375,672)	(700,000)
Conversion of subordinated units	—	271,456	(271,456)	—	—	—	—
Balance at March 31, 2015	$—	$1,630,447	$—	$(357,145)	$1,273,302	$371,650	$1,644,952

	Predecessor Equity	Limited Partners		General Partner	Total Partners’ Equity	Noncontrolling Interests	Total Equity
		Common	Subordinated
	(in thousands)
Balance at January 1, 2014	$247,221	$455,197	$274,666	$14,078	$991,162	$317,939	$1,309,101
Net income (loss)	4,224	7,511	5,007	382	17,124	(507)	16,617
Noncash compensation expense	—	2,176	—	—	2,176	—	2,176
Distributions to unitholders	—	(7,654)	(5,103)	(325)	(13,082)	—	(13,082)
Contributions from Predecessor Member, net	63,170	—	—	—	63,170	132,129	195,299
Balance at March 31, 2014	$314,615	$457,230	$274,570	$14,135	$1,060,550	$449,561	$1,510,111

The accompanying notes are an integral part of these consolidated financial statements.

TALLGRASS ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business
Tallgrass Energy Partners, LP ("TEP" or the "Partnership") is a Delaware limited partnership formed in February 2013 to own, operate, acquire and develop midstream energy assets in North America. TEP currently provides natural gas transportation and storage services for customers in the Rocky Mountain and Midwest regions of the United States through the Tallgrass Interstate Gas Transmission System, which we refer to as the TIGT System, and the Trailblazer Pipeline. TEP provides crude oil transportation to customers in Wyoming and the surrounding region, servicing the Bakken oil production area of North Dakota and eastern Montana through our membership interest in Tallgrass Pony Express Pipeline, LLC ("Pony Express"), which owns a crude oil pipeline system commencing in Guernsey, Wyoming and terminating in Cushing, Oklahoma. We refer to this crude oil pipeline system as the Pony Express System. TEP also provides services for customers in Wyoming at its Casper and Douglas natural gas processing facilities, or collectively the Midstream Facilities, and provides water business services to customers in Colorado and Texas through BNN Water Solutions, LLC ("Water Solutions"). TEP's operations are strategically located in and provide services to certain key United States hydrocarbon basins, including the Denver-Julesburg, Powder River, Wind River, Permian and Hugoton-Anadarko Basins and the Niobrara, Mississippi Lime, Eagle Ford and Bakken shale formations.
The 33,878,625 common units held by the public constitute approximately 56.2% of TEP’s aggregate outstanding common units and approximately 55.5% of TEP’s aggregate outstanding common and general partner units at March 31, 2015. Tallgrass Development, LP ("TD") held 26,355,480 common units at March 31, 2015, including the 16,200,000 subordinated units converted to common units on February 17, 2015, as discussed further in Note 10 - Partnership Equity and Distributions, which comprised approximately 43.8% of TEP’s aggregate outstanding common units and approximately 43.2% of TEP’s aggregate outstanding common and general partner units. In addition, 834,391 general partner units, representing an approximate 1.4% general partner interest in TEP at March 31, 2015, and all of the incentive distribution rights ("IDRs") are held by Tallgrass MLP GP, LLC (the "general partner"). The partnership agreement requires TEP to distribute its available cash on a quarterly basis, subject to certain terms and conditions. For additional information, see Note 10 - Partnership Equity and Distributions.
The term "Trailblazer Predecessor" refers to Trailblazer Pipeline Company LLC ("Trailblazer") for the period from November 13, 2012 to its acquisition by TEP on April 1, 2014, and the term "Pony Express Predecessor" refers to Pony Express for the period from November 13, 2012 to September 1, 2014, the date on which TEP acquired a controlling 33.3% membership interest. Trailblazer Predecessor and Pony Express Predecessor are collectively referred to as the Predecessor Entities, as further discussed in Note 2 – Summary of Significant Accounting Policies. Financial results for all prior periods have been recast to reflect the operations of the Predecessor Entities. Predecessor Equity as presented in the condensed consolidated financial statements represents the capital account activity of Trailblazer Predecessor prior to April 1, 2014 and of Pony Express Predecessor prior to September 1, 2014. For additional information regarding these acquisitions, see Note 4 – Acquisitions.
2. Summary of Significant Accounting Policies
Basis of Presentation
These unaudited condensed consolidated financial statements and related notes for the three months ended March 31, 2015 and 2014 were prepared in accordance with the accounting principles contained in the Financial Accounting Standards Board’s Accounting Standards Codification, the single source of generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end balance sheet data was derived from audited financial statements but does not include disclosures required by GAAP for annual periods. The unaudited condensed consolidated financial statements for the three months ended ended March 31, 2015 and 2014 include all normal, recurring adjustments and disclosures that we believe are necessary for a fair presentation of the results for the interim periods. In this report, the Financial Accounting Standards Board is referred to as the FASB and the FASB Accounting Standards Codification is referred to as the Codification or ASC. Certain prior period amounts have been reclassified to conform to the current presentation.
TEP’s financial results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with TEP’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”) filed with the United States Securities and Exchange Commission (the “SEC”) on February 19, 2015.

The accompanying condensed consolidated financial statements of TEP include historical cost-basis accounts of the assets of Trailblazer for the periods prior to April 1, 2014, the date TEP acquired Trailblazer from TD, and Pony Express for the periods prior to September 1, 2014, the date TEP acquired a controlling 33.3% membership interest in Pony Express, and include charges from TD for direct costs and allocations of indirect corporate overhead. Management believes that the allocation methods are reasonable, and that the allocations are representative of costs that would have been incurred on a stand-alone basis.
As further discussed in Note 4 – Acquisitions, TEP closed the acquisition of Trailblazer on April 1, 2014 and the acquisition of a 33.3% membership interest in Pony Express effective September 1, 2014. As the acquisitions of Trailblazer and the initial 33.3% membership interest in Pony Express are considered transactions between entities under common control, and a change in reporting entity, the financial information presented for prior periods has been recast to include Trailblazer and the initial 33.3% membership interest in Pony Express for all periods presented. The acquisition of the additional 33.3% membership interest in Pony Express represents a transaction between entities under common control and an acquisition of noncontrolling interests. As a result, financial information for periods prior to March 1, 2015 have not been recast to reflect the additional 33.3% membership interest.
The condensed consolidated financial statements include the accounts of TEP and its subsidiaries and controlled affiliates. Significant intra-entity items have been eliminated in the presentation. Net equity contributions of the Predecessor Entities included in the condensed consolidated statements of cash flows represent transfers of cash as a result of TD’s centralized cash management systems prior to April 1, 2014 for Trailblazer and September 1, 2014 for Pony Express, under which cash balances were swept daily and recorded as loans from the subsidiaries to TD. These loans were then periodically recorded as equity distributions. Pony Express participates in a cash management agreement with TD, which holds a 33.3% common membership interest in Pony Express, under which cash balances are swept daily and recorded as loans from Pony Express to TD.
Net income or loss from consolidated subsidiaries that are not wholly-owned by TEP is attributed to TEP and noncontrolling interests. This is done in accordance with substantive profit sharing arrangements, which generally follow the allocation of cash distributions and may not follow the respective ownership percentages held by TEP. Concurrent with TEP's acquisition of an initial 33.3% membership interest in Pony Express effective September 1, 2014, TEP, TD, and Pony Express entered into the Second Amended and Restated Limited Liability Agreement of Tallgrass Pony Express Pipeline, LLC ("the Second Amended Pony Express LLC Agreement"), which provided TEP a minimum quarterly preference payment of $16.65 million (prorated to approximately $5.4 million for the quarter ended September 30, 2014) through the quarter ending September 30, 2015. Effective March 1, 2015 with TEP's acquisition of an additional 33.3% membership interest in Pony Express, the Second Amended Pony Express LLC Agreement was further amended (as amended, "the Pony Express LLC Agreement") to increase the minimum quarterly preference payment to $36.65 million (prorated to approximately $23.5 million for the quarter ended March 31, 2015) and extend the term of the preference period through the quarter ending December 31, 2015. The Pony Express LLC Agreement provides that the net income or loss of Pony Express be allocated, to the extent possible, consistent with the allocation of Pony Express cash distributions. Under the terms of the Pony Express LLC Agreement, Pony Express distributions and net income for periods beginning after December 31, 2015 will be attributed to TEP and noncontrolling interests in accordance with the respective ownership interests.
A variable interest entity ("VIE") is a legal entity that possesses any of the following characteristics: an insufficient amount of equity at risk to finance its activities, equity owners who do not have the power to direct the significant activities of the entity (or have voting rights that are disproportionate to their ownership interest), or equity owners who do not have the obligation to absorb expected losses or the right to receive the expected residual returns of the entity. Companies are required to consolidate a VIE if they are its primary beneficiary, which is the enterprise that has a variable interest that could be significant to the VIE and the power to direct the activities that most significantly impact the entity’s economic performance. TEP has presented separately in its condensed consolidated balance sheets, to the extent material, the assets of its consolidated VIE that can only be used to settle specific obligations of the consolidated VIE, and the liabilities of TEP's consolidated VIE for which creditors do not have recourse to TEP's general credit. Pony Express is considered to be a VIE under the applicable authoritative guidance. Based on a qualitative analysis in accordance with the applicable authoritative guidance, TEP has determined that it is the primary beneficiary as it has the power to direct matters that most significantly impact the activities of Pony Express and has the right to receive benefits of Pony Express that could potentially be significant to Pony Express. TEP has consolidated Pony Express accordingly. For additional information see Note 3 – Variable Interest Entities.

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
Accounting Pronouncements Issued But Not Yet Effective
Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)"
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a comprehensive and converged set of principles-based revenue recognition guidelines which supersede the existing industry and transaction-specific standards. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, entities must apply a five step process to (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 also mandates disclosure of sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The disclosure requirements include qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.
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
ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis"
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis. ASU 2015-02 will change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 will modify the evaluation of whether limited partnerships and other similar legal entities are considered VIEs or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership, and change certain aspects of the consolidation analysis for reporting entities that are involved with VIEs, particularly for those with fee arrangements and related party relationships.
The amendments in ASU 2015-02 are effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early application is permitted, including adoption in an interim period. TEP is currently evaluating the impact of ASU 2015-02.

3. Variable Interest Entities
TEP does not have the obligation to absorb losses from Pony Express during the preference period as a result of the minimum quarterly preference payments as discussed in Note 4 – Acquisitions. In addition, for the period from the acquisition of the initial 33.3% membership interest effective September 1, 2014 to the acquisition of an additional 33.3% membership interest effective March 1, 2015, TEP, as the managing member of Pony Express, had voting rights disproportionate to its ownership interest. As a result, TEP has determined that Pony Express is a VIE of which TEP is the primary beneficiary and consolidates Pony Express accordingly.
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
The carrying amounts and classifications of the Pony Express assets and liabilities included in TEP's condensed consolidated balance sheets at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Current assets	$27,315	$93,019
Noncurrent assets	1,362,803	1,300,816
Total assets	$1,390,118	$1,393,835
Current liabilities	$57,336	$52,547
Total liabilities	$57,336	$52,547
4. Acquisitions
TEP Acquisition of Trailblazer
On April 1, 2014, TEP closed the acquisition of Trailblazer from a wholly owned subsidiary of TD for total consideration valued at approximately $164 million, consisting of $150 million in cash and the issuance of 385,140 common units (valued at approximately $14 million based on the March 31, 2014 closing price of TEP’s common units). On that same date, the general partner contributed additional capital in the amount of approximately $263,000 in exchange for the issuance of 7,860 general partner units in order to maintain its 2% general partner interest. The acquisition of Trailblazer represents a change in reporting entity and a transaction between entities under common control. The excess purchase price over the net book value of Trailblazer's assets and liabilities was accounted for as a deemed distribution as discussed further in Note 10 – Partnership Equity and Distributions.
TEP Acquisitions of 66.7% of Pony Express
Effective September 1, 2014, TEP acquired a controlling 33.3% membership interest in Pony Express for total consideration of approximately $600 million. At closing, Pony Express, TD, and TEP entered into a Second Amended and Restated Limited Liability Company Agreement of Pony Express effective September 1, 2014, which sets forth the relative rights of TD and TEP as the owners of Pony Express. Of the total consideration of $600 million, TEP directly paid TD $30 million, consisting of $27 million in cash and 70,340 TEP common units with an aggregate fair value of approximately $3 million, in exchange for the transfer by TD to TEP of a 1.9585% membership interest in Pony Express (computed before giving effect to the issuance of the new membership interest by Pony Express to TEP). TEP also contributed cash of $570 million to Pony Express in exchange for a newly issued membership interest which, when combined with the membership interest transferred from TD and the parties' entry at closing into the Second Amended and Restated Limited Liability Company Agreement of Pony Express, constituted TEP's 33.3% membership interest in Pony Express, which represented 100% of the preferred membership units issued by Pony Express. Of the $570 million cash consideration received by Pony Express, $300 million was immediately distributed to TD at closing and $270 million was retained by Pony Express to fund the estimated remaining costs of construction for the Pony Express System and the lateral in Northeast Colorado. The $270 million cash balance was subsequently swept to TD under a cash management agreement between Pony Express and TD and was recorded as a related party loan which bears interest at TD's incremental borrowing rate. There was no remaining balance outstanding on the related party loan at March 31, 2015.

The terms of TEP's first acquisition of a 33.3% membership interest in Pony Express provided TEP a minimum quarterly preference payment of $16.65 million through the quarter ending September 30, 2015 (prorated to approximately $5.4 million for the quarter ended September 30, 2014) with distributions thereafter shared in accordance with the terms of the Second Amended Pony Express LLC Agreement. At the effective date of that transaction, TEP determined that Pony Express was a VIE of which TEP was the primary beneficiary, and consolidated Pony Express accordingly. For additional discussion and disclosure, see Note 3 – Variable Interest Entities. The acquisition of the initial 33.3% membership interest in Pony Express represented a transaction between entities under common control and a change in reporting entity.
Effective March 1, 2015, TEP acquired an additional 33.3% membership interest in Pony Express for cash consideration of approximately $700 million. At closing, Pony Express, TD, and TEP entered into the Pony Express LLC Agreement effective March 1, 2015, which sets forth the relative rights of TD and TEP as the owners of Pony Express. The terms of the transaction increased the minimum quarterly preference payment provided to TEP to $36.65 million through the quarter ending December 31, 2015 (prorated to approximately $23.5 million for the quarter ended March 31, 2015) with distributions thereafter shared in accordance with the terms of the Pony Express LLC Agreement.
Upon the effective date of the transaction, TEP reevaluated its VIE assessment and determined that Pony Express continues to be considered a VIE of which TEP is the primary beneficiary. The acquisition of the additional 33.3% membership interest in Pony Express represents a transaction between entities under common control and an acquisition of noncontrolling interests. As a result, financial information for periods prior to the transaction have not been recast to reflect the additional 33.3% membership interest.
Historical Financial Information
The results of our acquisitions of Trailblazer and 66.7% membership interest in Pony Express are included in the condensed consolidated balance sheet as of March 31, 2015. The results of our acquisitions of Trailblazer and the initial 33.3% membership interest in Pony Express are included in the condensed consolidated balance sheet as of December 31, 2014. The results of our acquisitions of Trailblazer and the initial 33.3% membership interest in Pony Express are included in the condensed consolidated statements of income for the three months ended March 31, 2015 and 2014. The results of our acquisition of an additional 33.3% membership interest in Pony Express are included in the condensed consolidated statements of income prospectively beginning March 1, 2015.

The following tables present the previously reported condensed consolidated statements of income for the three months ended March 31, 2014, adjusted for the acquisitions of Trailblazer and the initial 33.3% membership interest in Pony Express:

	Three Months Ended March 31, 2014
	TEP	Consolidate Trailblazer Pipeline Company LLC	Consolidate Tallgrass Pony Express Pipeline, LLC	TEP (As currently reported)
	(in thousands)
Revenues:
Natural gas liquids sales	$48,907	$—	$—	$48,907
Natural gas sales	2,196	2,612	—	4,808
Transportation services	27,051	7,053	—	34,104
Processing and other revenues	6,808	152	—	6,960
Total Revenues	84,962	9,817	—	94,779
Operating Costs and Expenses:
Cost of sales	45,543	2,663	—	48,206
Cost of transportation services	4,903	214	—	5,117
Operations and maintenance	7,286	727	—	8,013
Depreciation and amortization	6,514	1,038	757	8,309
General and administrative	6,201	448	—	6,649
Taxes, other than income taxes	1,456	500	—	1,956
Total Operating Costs and Expenses	71,903	5,590	757	78,250
Operating Income (Loss)	13,059	4,227	(757)	16,529
Other (Expense) Income:
Interest (expense) income, net	(1,324)	31	(3)	(1,296)
Equity in earnings of unconsolidated investment	444	—	—	444
Other income, net	721	219	—	940
Total Other (Expense) Income	(159)	250	(3)	88
Net Income (Loss)	12,900	4,477	(760)	16,617
Net loss attributable to noncontrolling interests	—	—	507	507
Net income (loss) attributable to partners	$12,900	$4,477	$(253)	$17,124
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
At March 31, 2015, the assets acquired and liabilities assumed in the acquisition were recorded at provisional amounts based on the preliminary purchase price allocation. TEP is in the process of obtaining additional information to identify and measure all assets acquired and liabilities assumed in the acquisition within the measurement period. Such provisional amounts will be adjusted if necessary to reflect any new information about facts and circumstances that existed at the acquisition date that, if known, would have affected the measurement of these amounts.
Pro forma revenue and net income attributable to TEP for the three months ended March 31, 2014 was $96.7 million and $17.4 million, respectively. This unaudited pro forma financial information for TEP is presented as if the acquisition of Water Solutions had been completed on January 1, 2014. The pro forma financial information is not necessarily indicative of what the actual results of operations or financial position of TEP would have been if the transactions had in fact occurred on the date or for the period indicated, nor do they purport to project the results of operations or financial position of TEP for any future periods or as of any date. The pro forma financial information does not give effect to any cost savings, operating synergies, or revenue enhancements expected to result from the transactions or the costs to achieve these cost savings, operating synergies, and revenue enhancements. The pro forma revenue and net income includes adjustments for the three months ended March 31, 2014 to give effect to the following:

(a)	Reduction in net income attributable to TEP to remove equity in earnings of GWSI recorded for the period from January 1, 2014 to March 31, 2014.

(b)	Increase in revenue and net income attributable to TEP to reflect TEP's consolidated 80% interest in the operations of GWSI for the period from January 1, 2014 to March 31, 2014.
5. Related Party Transactions
TEP has no employees. TD, through its wholly-owned subsidiary Tallgrass Operations, LLC ("Tallgrass Operations"), provided and charged TEP for direct and indirect costs of services  provided to us or incurred on our behalf including employee labor costs, information technology services, employee health and retirement benefits, and all other expenses necessary or appropriate to the conduct of our business. TEP recorded these costs on the accrual basis in the period in which TD incurred them. On May 17, 2013, in connection with the closing of TEP’s initial public offering, TEP and its general partner entered into an Omnibus Agreement with TD and certain of its affiliates, including Tallgrass Operations (the "Omnibus Agreement"). The Omnibus Agreement provides that, among other things, TEP will reimburse TD and its affiliates for all expenses they incur and payments they make on TEP’s behalf, including the costs of employee and director compensation and benefits as well as the cost of the provision of certain centralized corporate functions performed by TD, including legal, accounting, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology and human resources in each case to the extent reasonably allocable to TEP.
For the first quarter of 2015, TEP’s general and administrative costs under the Omnibus Agreement were $5.4 million, excluding costs attributable to Pony Express. Pony Express had general and administrative costs for the first quarter of 2015 of $5.2 million. TEP also pays a quarterly reimbursement to TD for costs associated with being a public company. The quarterly public company reimbursement was $635,000 for the first quarter of 2015. These amounts will be periodically reviewed and adjusted as necessary to continue to reflect reasonable allocation of costs to TEP.
Due to the cash management agreement discussed in Note 2 – Summary of Significant Accounting Policies, intercompany balances at the Predecessor Entities were periodically settled and treated as equity distributions prior to April 1, 2014 for Trailblazer and prior to September 1, 2014 for Pony Express. Balances lent to TD under the Pony Express cash management agreement effective September 1, 2014 are classified as related party receivables in the condensed consolidated balance sheets. TEP recognized interest income from TD of $0.4 million during the three months ended March 31, 2015 on the receivable balance under the Pony Express cash management agreement.

Totals of transactions with affiliated companies are as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Charges to TEP: (1)
Property, plant and equipment, net	$1,307	$3,400
Operation and maintenance	$5,423	$4,348
General and administrative	$9,256	$4,927

(1)	Charges to TEP, inclusive of Pony Express, include directly charged wages and salaries, other compensation and benefits, and shared services.
Details of balances with affiliates included in "Receivable from related party" and "Accounts payable to related parties" in the condensed consolidated balance sheets are as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Receivable from related party:
Tallgrass Operations, LLC	$—	$73,393
Total receivable from related party	$—	$73,393
Accounts payable to related parties:
Tallgrass Operations, LLC	$2,980	$3,894
Rockies Express Pipeline LLC	11	21
Deeprock Development, LLC	9	—
Total accounts payable to related parties	$3,000	$3,915
Balances of gas imbalances with affiliated shippers are as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Affiliate gas balance receivables	$168	$275
Affiliate gas balance payables	$410	$455
6. Inventory
The components of inventory at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Gas in underground storage	$6,055	$8,896
Materials and supplies	4,600	3,049
Crude oil	1,592	581
Natural gas liquids	432	519
Total inventory	$12,679	$13,045

7. Property, Plant and Equipment
A summary of net property, plant and equipment by classification is as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Crude oil pipelines	$961,288	$939,536
Natural gas pipelines	553,425	548,482
Processing and treating assets	237,049	241,671
General and other	52,666	42,719
Construction work in progress	194,638	139,873
Accumulated depreciation and amortization	(77,390)	(59,200)
Total property, plant and equipment, net	$1,921,676	$1,853,081
8. Risk Management
TEP occasionally enters into derivative contracts with third parties for the purpose of hedging exposures that accompany their normal business activities. TEP’s normal business activities directly and indirectly expose them to risks associated with changes in the market price of crude oil and natural gas, among other commodities. Specifically, the risks associated with changes in the market price of natural gas include, among others (i) pre-existing or anticipated physical natural gas sales, (ii) natural gas purchases and (iii) natural gas system use and storage. TEP has elected not to apply hedge accounting and changes in the fair value of all derivative contracts are recorded in earnings in the period in which the change occurs.
Fair Value of Derivative Contracts
The following table summarizes the fair values of TEP’s derivative contracts included in the condensed consolidated balance sheets:

	Balance Sheet Location	March 31, 2015	December 31, 2014
		(in thousands)
Energy commodity derivative contracts	Current assets	$90	$—
As of March 31, 2015, the fair value shown for commodity contracts was comprised of derivative volumes for short natural gas fixed-price swaps totaling 0.9 Bcf. As of December 31, 2014 there were no derivative contracts outstanding.
Effect of Derivative Contracts in the Statements of Income
The following table summarizes the impact of derivative contracts for the three months ended March 31, 2015 and 2014:

		Amount of gain (loss) recognized in income on derivatives
	Location of gain (loss) recognized in income on derivatives	Three Months Ended March 31,
		2015	2014
		(in thousands)
Derivatives not designated as hedging contracts:
Energy commodity derivative contracts	Natural gas sales	$90	$(351)
Credit Risk
TEP has counterparty credit risk as a result of its use of derivative contracts. TEP’s counterparties consist of major financial institutions. This concentration of counterparties may impact TEP’s overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions.
TEP maintains credit policies that it believes minimize its overall credit risk. These policies include (i) evaluation of potential counterparties’ financial condition (including credit ratings), (ii) collateral requirements under certain circumstances and (iii) the use of standardized agreements which allow for netting of positive and negative exposure associated with a single counterparty. Based on its policies and exposure, TEP’s management does not currently anticipate a material adverse effect on TEP’s financial position, results of operations, or cash flows as a result of counterparty performance.

TEP’s over-the-counter swaps are entered into with counterparties outside central trading organizations such as a futures, options or stock exchange. These contracts are with financial institutions with investment grade credit ratings. While TEP enters into derivative transactions principally with investment grade counterparties and actively monitors their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future. The maximum potential exposure to credit losses on TEP’s derivative contracts at March 31, 2015 was:

Asset Position
(in thousands)
Gross	$90
Netting agreement impact	—
Cash collateral held	—
Net Exposure	$90
In addition, when the market value of TEP’s derivative contracts with specific counterparties exceeds established limits, TEP is required to provide collateral to its counterparties, which may include posting letters of credit or placing cash in margin accounts. Accordingly, entity valuation adjustments are necessary to reflect the effect of TEP’s own credit quality on the fair value of TEP’s net liability position with each counterparty. The methodology to determine this adjustment is consistent with how TEP evaluates counterparty credit risk, taking into account current credit spreads for its comparative industry sector, as well as any change in such spreads since the last measurement date. As of March 31, 2015 and December 31, 2014, TEP did not have any outstanding letters of credit or cash in margin accounts in support of its hedging of commodity price risks associated with the sale of natural gas nor did TEP have margin deposits with counterparties associated with energy commodity contract positions.
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
The following table summarizes the fair value measurements of TEP’s energy commodity derivative contracts as of March 31, 2015 based on the fair value hierarchy established by the Codification:

		Asset fair value measurements using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
TEP as of March 31, 2015
Energy commodity derivative contracts	$90	$—	$90	$—

9. Long-term Debt
The following table sets forth the outstanding borrowings, letters of credit issued, and available borrowing capacity under TEP's revolving credit facility as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Total capacity under the revolving credit facility	$850,000	$850,000
Less: Outstanding borrowings under the revolving credit facility	(698,000)	(559,000)
Available capacity under the revolving credit facility	$152,000	$291,000
The revolving credit facility contains various covenants and restrictive provisions that, among other things, limit or restrict TEP’s ability (as well as the ability of TEP’s restricted subsidiaries) to incur or guarantee additional debt, incur certain liens on assets, dispose of assets, make certain distributions (including distributions from available cash, if a default or event of default under the credit agreement then exists or would result from making such a distribution), change the nature of TEP’s business, engage in certain mergers or make certain investments and acquisitions, enter into non-arms-length transactions with affiliates and designate certain subsidiaries as "Unrestricted Subsidiaries." In addition, TEP is required to maintain a consolidated leverage ratio of not more than 4.75 to 1.00 (which will be increased to 5.25 to 1.00 for certain measurement periods following the consummation of certain acquisitions) and a consolidated interest coverage ratio of not less than 2.50 to 1.00. As of March 31, 2015, TEP is in compliance with the covenants required under the revolving credit facility.
The unused portion of the revolving credit facility is subject to a commitment fee, which ranges from 0.300% to 0.500%, based on TEP’s total leverage ratio. As of March 31, 2015, the weighted average interest rate on outstanding borrowings was 2.20%.
Fair Value
The following table sets forth the carrying amount and fair value of TEP’s long-term debt, which is not measured at fair value in the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, but for which fair value is disclosed:

	Fair Value
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Carrying Amount
	(in thousands)
March 31, 2015	$—	$698,000	$—	$698,000	$698,000
December 31, 2014	$—	$559,000	$—	$559,000	$559,000
The long-term debt borrowed under the revolving credit facility is carried at amortized cost. As of March 31, 2015 and December 31, 2014, the fair value approximates the carrying amount for the borrowings under the revolving credit facility using a discounted cash flow analysis. TEP is not aware of any factors that would significantly affect the estimated fair value subsequent to March 31, 2015.
10. Partnership Equity and Distributions
February Public Offering
On February 27, 2015, TEP sold 10,000,000 common units representing limited partner interests in an underwritten public offering at a price of $50.82 per unit, or $49.29 per unit net of the underwriter's discount, for net proceeds of approximately $492.6 million after deducting the underwriter's discount and offering expenses paid by TEP. TEP used the net proceeds from the offering to fund a portion of the consideration for the acquisition of an additional 33.3% membership interest in Pony Express as discussed in Note 4 – Acquisitions. Pursuant to the underwriters' option to purchase additional units, TEP sold an additional 1,200,000 common units representing limited partner interests to the underwriters at a price of $50.82 per unit, or $49.29 per unit net of the underwriter’s discount, for net proceeds of approximately $59.3 million after deducting the underwriter’s discount and offering expenses paid by TEP. TEP used the net proceeds from this additional purchase of common units to reduce borrowings under its revolving credit facility, a portion of which were used to fund the March 2015 acquisition of an additional 33.3% membership interest in Pony Express as discussed in Note 4 – Acquisitions.

Distributions to Holders of Common Units, Subordinated Units, General Partner Units and Incentive Distribution Rights
TEP’s partnership agreement requires TEP to distribute its available cash, as defined below, to unitholders of record on the applicable record date within 45 days after the end of each quarter, beginning with the quarter ended June 30, 2013. TEP’s partnership agreement provides that available cash, each quarter, is first distributed to the common unitholders and the general partner on a pro rata basis until each common unitholder has received $0.2875 per unit, which amount is defined in TEP’s partnership agreement as the minimum quarterly distribution ("MQD").
The following table shows the distributions for the periods indicated:

		Distributions
		Limited Partners Common and Subordinated Units	General Partner			Distributions per Limited Partner Unit
Three Months Ended	Date Paid		Incentive Distribution Rights	General Partner Units	Total
		(in thousands, except per unit amounts)
March 31, 2015	May 14, 2015 (1)	$31,322	$6,934	$530	$38,786	$0.5200
December 31, 2014	February 13, 2015	23,782	4,039	473	28,294	0.4850
September 30, 2014	November 14, 2014	20,092	1,208	363	21,663	0.4100
June 30, 2014	August 14, 2014	18,596	758	330	19,684	0.3800
March 31, 2014	May 14, 2014	13,288	126	274	13,688	0.3250

(1)
The distribution declared on April 14, 2015 for the first quarter of 2015 will be paid May 14, 2015 subsequent to the date of this Quarterly Report on 60,234,105 common units of record at the close of business on April 24, 2015.

Subordinated Units
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
General Partner Units
As of March 31, 2015, the general partner owns an approximate 1.4% general partner interest in TEP, represented by 834,391 general partner units. Under TEP’s partnership agreement, the general partner may at any time (but is under no obligation to) contribute additional capital to TEP in order to maintain or attain a 2% general partner interest.
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
The following discussion related to incentive distributions assumes that TEP’s general partner holds a 2% general partner interest and continues to own all of the IDRs.
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

Other Contributions and Distributions
During the three months ended March 31, 2015, TEP was deemed to have made a noncash capital distribution of $324.3 million to the general partner, which represents the excess purchase price over the carrying value of the additional 33.3% membership interest in Pony Express acquired effective March 1, 2015. See Note 4 - Acquisitions for additional information regarding the transaction.
During the three months ended March 31, 2014, the Trailblazer Predecessor and Pony Express Predecessor recognized net contributions from TD of $195.3 million.
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
The following table illustrates the Partnership’s calculation of net income per common and subordinated unit for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per unit amounts)
Net Income	$22,990	$16,617
Net loss attributable to noncontrolling interests	9,329	507
Net Income attributable to partners	32,319	17,124
Predecessor operations interest in net income	—	(4,224)
General partner interest in net income	(7,438)	(382)
Common and subordinated unitholders' interest in net income	$24,881	$12,518
Basic net income per common and subordinated unit	$0.47	$0.31
Diluted net income per common and subordinated unit	$0.46	$0.30
Basic average number of common and subordinated units outstanding	52,727	40,500
Equity Participation Unit equivalent units	1,267	772
Diluted average number of common and subordinated units outstanding	53,994	41,272
12. Regulatory Matters
Tallgrass Interstate Gas Transmission
Pony Express Abandonment – FERC Docket CP12-495
On August 6, 2012, Tallgrass Interstate Gas Transmission, LLC, or TIGT, which owns the TIGT System, filed an application to: (1) abandon for FERC purposes approximately 433 miles of mainline natural gas pipeline facilities, along with associated rights of way and other related equipment (collectively, the "Pony Express Assets"), and the natural gas service therefrom, by transferring those assets to Pony Express, which subsequently converted the Pony Express Assets into crude oil pipeline facilities; and (2) construct and operate certain replacement-type facilities necessary to continue service to existing natural gas firm transportation customers following the conversion, which we refer to as the Replacement Gas Facilities. This project is referred to as the "Pony Express Abandonment." The FERC abandonment does not constitute an abandonment for accounting purposes. Pursuant to the terms of the Purchase and Sale Agreement filed with the FERC and cited by the FERC in approving the Pony Express Abandonment, Pony Express is required to reimburse TIGT for the net book value of the Pony Express Assets plus other TIGT incurred costs required to construct the Replacement Gas Facilities and to arrange substitute gas transportation services to certain TIGT shippers.
The Pony Express Abandonment and completion of the Pony Express Project by Pony Express re-deployed existing pipeline assets to meet the growing market need to transport oil supplies while at the same time continuing to operate TIGT’s natural gas transportation facilities to meet all current and expected needs of its natural gas customers. By a FERC order issued September 12, 2013, TIGT was granted authorization to abandon the Pony Express Assets and construct the Replacement Gas Facilities. On October 7, 2013 TIGT commenced the mobilization of personnel and equipment for the construction of the Replacement Gas Facilities necessary to complete the Pony Express Abandonment to continue service to existing TIGT customers. In December 2013, TIGT removed the Pony Express Assets from gas service and sold those assets to Pony Express. On May 1, 2014, TIGT commenced commercial service through all of the Replacement Gas Facilities, with the exception of Units 3 and 4 at the Tescott Compressor Station. Service through Units 3 and 4 at the Tescott Compressor Station commenced on May 30, 2014.

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
On January 22, 2014, Trailblazer, the FERC’s Trial Staff, and the active parties in the pipeline’s general rate case finalized a settlement in principle resolving the pending rate issues, including: (i) establishing transportation rates, as well as fuel and lost and unaccounted for charges; (ii) providing a limited profit sharing arrangement for certain revenues earned from interruptible and short-term firm transport; and (iii) setting the minimum and maximum time that can elapse before Trailblazer’s next rate case at the FERC. Trailblazer filed a motion with FERC’s Chief Administrative Law Judge to accept the settlement rates on an interim basis ("Interim Rates") while the participants finalized a definitive settlement. The Chief Administrative Law Judge accepted the Interim Rates effective February 1, 2014. On February 24, 2014, Trailblazer filed an uncontested offer of settlement ("Stipulation and Agreement") among active party shippers. The Stipulation and Agreement established the Interim Rates as final settlement rates effective February 1, 2014, subject to the issuance of refunds to certain shippers for January 2014 transportation services and revised fuel and lost and unaccounted for rates, effective July 1, 2014. On March 11, 2014, the Presiding Administrative Law Judge certified the Stipulation and Agreement. On May 29, 2014, the FERC approved the Stipulation and Agreement. On June 30, 2014, Trailblazer filed tariff sheets to implement the Stipulation and Agreement effective July 1, 2014. Estimated refunds were reserved from revenues recorded in January 2014. On July 1, 2014, Trailblazer submitted refunds to its customers for amounts collected in excess of amounts that would have been collected under the Settlement Rates, with interest, and on July 18, 2014, filed a report of refunds with the FERC. The FERC issued orders accepting the tariff sheets with the requested effective date of July 1, 2014 and accepting the refund report filing on July 25, 2014 and August 7, 2014, respectively.
2015 Annual Fuel Tracker Filing - Docket No. RP15-841-000
On April 1, 2015, Trailblazer made its annual fuel tracker filing with a proposed effective date of May 1, 2015 in Docket No. RP15-841-000. This filing incorporates the revised fuel tracker and power cost tracker mechanisms agreed to in the 2013 Rate Case Filing settlement.
Pony Express
In anticipation of placing the Pony Express System into service, several petitions for declaratory orders were submitted to the FERC by Pony Express and certain upstream pipelines interconnected with the Pony Express System to address considerations related to the Pony Express System and other matters. In response to these petitions, the FERC issued three declaratory orders (two in 2012 and one in 2014) approving the proposed rate structures and terms of service for the Pony Express System.
On September 19, 2014 Pony Express filed with the FERC to adopt a tariff for initial local Non Contract Rates as well as initial Rules and Regulations in accordance with the Interstate Commerce Act to be effective starting on October 1, 2014. Local Contract Tariff rates were filed with the FERC on October 29, 2014 to be effective starting November 1, 2014. Joint Contract Tariff rates for oil received into the Pony Express System from the Belle Fourche Pipeline were filed on October 16, 2014 to be effective starting November 1, 2014. Joint Contract Tariff rates for oil received into the Pony Express pipeline system from Hiland Pipeline Company were filed on February 27, 2015 and effective April 1, 2015.
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
TEP has evaluated claims in accordance with the accounting guidance for contingencies that it deems both probable and reasonably estimable and, accordingly, had aggregate reserves for legal claims of approximately $0.6 million as of March 31, 2015 and December 31, 2014.
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
System Failure
On June 13, 2013, a failure occurred on a segment of the TIGT pipeline system in Goshen County, Wyoming, resulting in the release of natural gas. The line was promptly brought back into service and the failure did not cause any known injuries, fatalities, fires or evacuations. TEP is currently working with PHMSA to develop a plan to close the Corrective Action Order received from PHMSA regarding the Goshen County failure and does not believe the cost of anticipated remediation activities will be material.
Pony Express
System Failures
On August 31, 2014, a leak occurred at the Sterling Pump Station on the Pony Express System in Logan County, Colorado, which resulted in a release of approximately 200 bbls of crude oil. The spill was entirely contained on TEP property and the costs to remediate were not material. In April 2015, PHSMA granted TEP's request to consider the Sterling Pump Station incident closed with no further action.
On March 12, 2015, an event occurred at the Yoder Pump Station in Goshen County, Wyoming, related to repair and replacement activities resulting in a spill of approximately 300 bbls of crude oil. TEP has presented its incident investigation findings to PHMSA and is currently working with PHMSA to resolve the matter. TEP does not believe the cost of anticipated remediation activities will be material.
Environmental
TEP is subject to a variety of federal, state and local laws that regulate permitted activities relating to air and water quality, waste disposal, and other environmental matters. TEP believes that compliance with these laws will not have a material adverse impact on its business, cash flows, financial position or results of operations. However, there can be no assurances that future events, such as changes in existing laws, the promulgation of new laws, or the development of new facts or conditions will not cause TEP to incur significant costs. TEP had environmental accruals of $5.2 million and $5.3 million at March 31, 2015 and December 31, 2014, respectively.
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
14. Reporting Segments
TEP’s operations are located in the United States. TEP is organized into three reporting segments: (1) Natural Gas Transportation & Logistics, (2) Crude Oil Transportation & Logistics, and (3) Processing & Logistics.
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
Crude Oil Transportation & Logistics
The Crude Oil Transportation & Logistics segment is engaged in ownership, construction, and operation of a FERC-regulated crude oil pipeline to serve the Bakken Shale and other nearby oil producing basins. The Pony Express System was placed in service in October 2014. The Crude Oil Transportation & Logistics segment also includes the construction of a lateral pipeline in Northeast Colorado, which will interconnect with the Pony Express System just east of Sterling, Colorado and is expected to be placed in service during the first half of 2015. As discussed in Note 2 – Summary of Significant Accounting Policies, results for prior periods have been recast to reflect the operations of Pony Express.
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
Corporate and Other
Corporate and Other includes corporate overhead costs that are not directly associated with the operations of TEP’s reportable segments, such as interest and fees associated with TEP’s revolving credit facility, public company costs reimbursed to TD, and equity-based compensation expense.
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

The following tables set forth TEP’s segment information for the periods indicated:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
Revenue:	Total Revenue	Inter- Segment	External Revenue	Total Revenue	Inter- Segment	External Revenue
		(in thousands)			(in thousands)
Natural Gas Transportation & Logistics	$33,610	$(1,346)	$32,264	$39,631	$(1,255)	$38,376
Crude Oil Transportation & Logistics	50,381	—	50,381	—	—	—
Processing & Logistics	32,030	—	32,030	56,403	—	56,403
Corporate and Other	—	—	—	—	—	—
Total revenue	$116,021	$(1,346)	$114,675	$96,034	$(1,255)	$94,779

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
Adjusted EBITDA:	Total Adjusted EBITDA	Inter- Segment	External Adjusted EBITDA	Total Adjusted EBITDA	Inter- Segment	External Adjusted EBITDA
	(in thousands)			(in thousands)
Natural Gas Transportation & Logistics	$19,246	$(1,346)	$17,900	$19,862	$(1,255)	$18,607
Crude Oil Transportation & Logistics	25,506	1,346	26,852	—	—	—
Processing & Logistics	8,718	—	8,718	9,596	—	9,596
Corporate and Other	(635)	—	(635)	(625)	—	(625)
Reconciliation to Net Income:
Interest expense, net			3,440			1,294
Depreciation and amortization expense, net of noncontrolling interest			20,533			7,804
Non-cash loss from asset sales			4,483			—
Non-cash (gain) loss related to derivative instruments			(90)			351
Non-cash compensation expense			1,527			941
Distributions from unconsolidated investment			—			508
Equity in earnings of unconsolidated investment			—			(444)
Non-cash loss allocated to noncontrolling interest			(9,377)			—
Net Income attributable to partners			$32,319			$17,124

	Three Months Ended March 31,
Capital Expenditures:	2015	2014
		(in thousands)
Natural Gas Transportation & Logistics	$3,865	$9,626
Crude Oil Transportation & Logistics	6,480	196,437
Processing & Logistics	2,955	3,048
Corporate and Other	—	—
Total capital expenditures	$13,300	$209,111

Assets:	March 31, 2015	December 31, 2014
	(in thousands)
Natural Gas Transportation & Logistics	$719,510	$716,106
Crude Oil Transportation & Logistics	1,391,417	1,394,793
Processing & Logistics	337,303	340,620
Corporate and Other	5,321	5,678
Total assets	$2,453,551	$2,457,197
15. Subsequent Events
Trailblazer Fuel Tracker Filing
On April 1, 2015, Trailblazer made its annual fuel tracker filing with a proposed effective date of May 1, 2015 in Docket No. RP15-841-000. See Note 12 - Regulatory Matters for details.
Tallgrass Energy GP, LP Initial Public Offering
On May 6, 2015, Tallgrass Energy GP, LP (“TEGP”), a newly formed entity that is expected to own, directly or indirectly, all of TEP’s incentive distribution rights, TEP’s general partner interest, and 20,000,000 common units representing limited partner interests in TEP, announced the pricing of its initial public offering of 41,500,000 Class A shares representing limited partner interests in TEGP at $29.00 per Class A share. TEGP granted the underwriters an option to purchase up to an additional 6,225,000 Class A shares, which was exercised on May 7, 2015. TEGP anticipates closing its initial public offering on May 12, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this Quarterly Report, unless the context otherwise requires, "we," "us," "our," the "Partnership," "TEP" and similar terms refer to Tallgrass Energy Partners, LP, together with its consolidated subsidiaries. The term our "general partner" refers to Tallgrass MLP GP, LLC. References to "Tallgrass Development" or "TD" refer to Tallgrass Development, LP. Historical periods have been recast to reflect the operations of Trailblazer Pipeline Company LLC ("Trailblazer"), which was acquired on April 1, 2014, and Tallgrass Pony Express Pipeline, LLC ("Pony Express"), of which TEP acquired a controlling 33.3% membership interest effective September 1, 2014. The acquisition of the additional 33.3% membership interest in Pony Express represents an acquisition of noncontrolling interests. As a result, financial information for periods prior to the transaction have not been recast to reflect the additional 33.3% membership interest. In certain circumstances and for ease of reading we discuss the financial results of these entities prior to their respective acquisitions as being "our" financial results during historic periods, although Trailblazer was owned by TD from November 13, 2012 to March 31, 2014, and Pony Express was wholly-owned by TD from November 13, 2012 to August 31, 2014.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report. Additionally, the following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto, the related "Management's Discussion and Analysis of Financial Condition and Results of Operations," the discussion of "Risk Factors" and the discussion of TEP's "Business" in our Annual Report on Form 10-K for the year ended December 31, 2014 (our "2014 Form 10-K")
A reference to a "Note" herein refers to the accompanying Notes to Consolidated Financial Statements contained in Item 1.—Financial Statements. In addition, please read "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" for information regarding certain risks inherent in our business.
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
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, when considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•
our ability to complete and integrate acquisitions from Tallgrass Development or from third parties, including our acquisitions of the Trailblazer Pipeline and of a 33.3% interest in Pony Express that were completed in 2014 and our acquisition of an additional 33.3% interest in Pony Express completed in 2015;

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
Overview
We are a publicly traded, growth-oriented Delaware limited partnership formed in 2013 to own, operate, acquire and develop midstream energy assets in North America. We currently provide natural gas transportation and storage services for customers in the Rocky Mountain and Midwest regions of the United States through the TIGT System and the Trailblazer Pipeline. We provide crude oil transportation to customers in Wyoming and the surrounding region, servicing the Bakken oil production area of North Dakota and eastern Montana through our membership interest in Pony Express, which owns the Pony Express System. We also provide services for customers in Wyoming at our Midstream Facilities, and we provide water business services to customers in Colorado and Texas through Water Solutions. Our operations are strategically located in and provide services to certain key United States hydrocarbon basins, including the Denver-Julesburg, Powder River, Wind River, Permian and Hugoton-Anadarko Basins and the Niobrara, Mississippi Lime, Eagle Ford and Bakken shale formations.
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

Recent Developments
On April 14, 2015, the Board of Directors of our general partner declared a cash distribution for the quarter ended March 31, 2015 of $0.52 per common unit. The distribution will be paid on May 14, 2015, to unitholders of record on April 24, 2015.
In April 2015, Pony Express placed in service the approximately 66-mile lateral in northeast Colorado commencing in Weld County, Colorado to interconnect with the existing Pony Express System just east of Sterling, Colorado.
U.S. Crude Oil and Natural Gas Supply and Demand Dynamics
Crude oil, natural gas and products derived from both continue to be critical components of energy supply and demand in the United States. Although crude oil and natural gas prices have declined in the latter part of 2014 and early 2015, we believe that the long-term prospects for continued crude oil and natural gas production increases are favorable and will be driven in part by increased domestic demand resulting from population and economic growth, higher industrial consumption in the U.S. and a desire to reduce domestic reliance on imports. We expect natural gas to continue to displace coal-fired electricity generation due to the low prices of natural gas and stricter environmental regulations on the mining and burning of coal. For additional information, please read Item 3.-Quantitative and Qualitative Disclosures About Market Risk.

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
TEP receives a minimum quarterly preference payment from Pony Express of $36.65 million through the quarter ending December 31, 2015 (prorated to approximately $23.5 million for the quarter ended March 31, 2015). To the extent that Pony Express does not have sufficient distributable cash flow to cover this preference payment, TD, as the noncontrolling interest owner, is required to contribute cash to Pony Express to fund the excess preference payment. The cash received by Pony Express from TD to fund the minimum quarterly preference payment in excess of distributable cash flow from Pony Express is considered distributable cash flow at TEP. Pony Express collects deficiency payments for barrels committed by the customer to be transported in a month but not physically received for transport or delivered to the customers' agreed upon destination point. These deficiency payments are recorded as a deferred liability until the barrels are physically transported and delivered by TEP. As discussed further in Note 2 – Summary of Significant Accounting Policies, earnings at Pony Express are allocated between TEP and noncontrolling interests in accordance with a substantive profit sharing arrangement rather than pro rata by ownership. Distributions made by Pony Express to its noncontrolling interests reduce the distributable cash flow available to TEP.
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

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Reconciliation of Adjusted EBITDA to Net Income
Net Income attributable to partners	$32,319	$17,124
Add:
Interest expense, net of noncontrolling interest	3,440	1,294
Depreciation and amortization expense, net of noncontrolling interest	20,533	7,804
Non-cash loss from asset sales	4,483	—
Non-cash (gain) loss related to derivative instruments	(90)	351
Non-cash compensation expense	1,527	941
Distributions from unconsolidated investment	—	508
Less:
Non-cash loss allocated to noncontrolling interest	(9,377)	—
Equity in earnings of unconsolidated investment	—	(444)
Adjusted EBITDA	$52,835	$27,578
Reconciliation of Adjusted EBITDA and Distributable Cash Flow to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$48,639	$27,603
Add:
Interest expense, net of noncontrolling interest	3,440	1,294
Other, including changes in operating working capital	756	(1,319)
Adjusted EBITDA	$52,835	$27,578
Less:
Maintenance capital expenditures	(1,511)	(941)
Cash interest expense	(3,031)	(1,173)
Pony Express deficiency payments received, net	292	—
Distributions to noncontrolling interest	(2,103)	—
Cash flow attributable to predecessor operations	—	(5,382)
Distributable Cash Flow	$46,482	$20,082
The following table presents a reconciliation of Adjusted EBITDA by segment to segment operating income, the most directly comparable GAAP financial measure, for each of the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Reconciliation of Adjusted EBITDA to Operating Income in the Natural Gas Transportation & Logistics Segment (1)
Operating income	$12,553	$12,966
Add:
Depreciation and amortization expense	6,071	5,605
Non-cash (gain) loss related to derivative instruments	(90)	351
Other income, net	712	940
Segment Adjusted EBITDA	$19,246	$19,862
Reconciliation of Adjusted EBITDA to Operating Income in the Crude Oil Transportation & Logistics Segment (1)
Operating income (loss)	$14,273	$(757)
Add:
Depreciation and amortization expense, net of noncontrolling interest	11,233	252
Adjusted EBITDA attributable to noncontrolling interests	—	505
Segment Adjusted EBITDA	$25,506	$—
Reconciliation of Adjusted EBITDA to Operating Income in the Processing & Logistics Segment (1)
Operating income	$1,054	$7,141
Add:
Depreciation and amortization expense, net of noncontrolling interest	3,229	1,947
Non-cash loss from asset sales	4,483	—
Distributions from unconsolidated investment	—	508
Adjusted EBITDA attributable to noncontrolling interests	(48)	—
Segment Adjusted EBITDA	$8,718	$9,596
Total Segment Adjusted EBITDA	$53,470	$29,458
Public company costs	(635)	(625)
Elimination of intersegment activity	—	(1,255)
Total Adjusted EBITDA	$52,835	$27,578

(1)
Segment results as presented represent total operating income and Adjusted EBITDA, including intersegment activity, for the Natural Gas Transportation & Logistics, Crude Oil Transportation & Logistics, and Processing & Logistics segments. For reconciliations to the consolidated financial data, see Note 14 – Reporting Segments to the accompanying consolidated financial statements.

Results of Operations
The following provides a summary of our consolidated results of operations for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except operating data)
Revenues:
Natural gas liquids sales	$21,025	$48,907
Natural gas sales	844	4,808
Natural gas transportation services	32,148	34,104
Crude oil transportation services	50,381	—
Processing and other revenues	10,277	6,960
Total Revenues	114,675	94,779
Operating Costs and Expenses:
Cost of sales	19,593	48,206
Cost of transportation services	10,715	5,117
Operations and maintenance	9,575	8,013
Depreciation and amortization	20,605	8,309
General and administrative	12,689	6,649
Taxes, other than income taxes	11,297	1,956
Loss on sale of assets	4,483	—
Total Operating Costs and Expenses	88,957	78,250
Operating Income	25,718	16,529
Other (Expense) Income:
Interest expense, net	(3,440)	(1,296)
Equity in earnings of unconsolidated investment	—	444
Other income, net	712	940
Total Other (Expense) Income	(2,728)	88
Net Income	22,990	16,617
Net loss attributable to noncontrolling interests	9,329	507
Net income attributable to partners	32,319	17,124
Other Financial Data (1)
Adjusted EBITDA	$52,835	$27,578
Operating Data
Gas transportation firm contracted capacity (Mmcf/d)	1,609	1,604
Crude oil transportation average throughput (Bbls/d)	165	N/A
Natural gas processing inlet volumes (Mmcf/d)	145	151

(1)	For more information regarding Adjusted EBITDA and a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, please see "Non-GAAP Financial Measures" above.
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Revenues. Total revenues were $114.7 million for the three months ended March 31, 2015, compared to $94.8 million for the three months ended March 31, 2014, which represents an increase of $19.9 million, or 21%, in total revenues. The overall increase in revenue was largely driven by revenues of $50.4 million in the Crude Oil Transportation & Logistics segment for the three months ended March 31, 2015. There were no revenues in that segment for the three months ended March 31, 2014 as Pony Express had not yet commenced commercial operations. Revenue in the Processing & Logistics and Natural Gas Transportation & Logistics segments decreased $24.4 million, or 43%, and $6.0 million, or 15%, respectively.

Operating costs and expenses. Operating costs and expenses were $89.0 million for the three months ended March 31, 2015 compared to $78.3 million for the three months ended March 31, 2014, which represents an increase of $10.7 million, or 14%. The increase in operating costs and expenses is primarily driven by an overall increase in operating costs and expenses of $35.4 million in the Crude Oil Transportation & Logistics segment reflecting the commencement of commercial operations at Pony Express. The increased costs in the Crude Oil Transportation & Logistics segment were partially offset by decreased costs of $18.3 million and $5.6 million in the Processing & Logistics and Gas Transportation & Logistics segments, respectively.
Interest expense, net. Interest expense of $3.4 million for the three months ended March 31, 2015 was primarily composed of interest and fees associated with TEP’s revolving credit facility, partially offset by interest income of $0.4 million on the cash balance swept to TD under the Pony Express cash management agreement. Interest expense of $1.3 million for the three months ended March 31, 2014 was primarily composed of interest and fees associated with TEP’s revolving credit facility. The increase in interest and fees associated with TEP's revolving credit facility is primarily due to higher average borrowings under the revolving credit facility during the three months ended March 31, 2015 over the three months ended March 31, 2014.
Equity in earnings of unconsolidated investment. Equity in earnings of unconsolidated investment of $0.4 million for the three months ended March 31, 2014 was related to our investment in GWSI prior to TEP's consolidation of the Water Solutions business on May 13, 2014.
Other income, net. Other income, net typically includes rental income, income earned from certain customers related to the capital costs we incurred to connect these customers to our system, the allowance for funds used during construction at our regulated entities, and other noncash gains and losses. Other income for the three months ended March 31, 2015 was $0.7 million compared to $0.9 million for the three months ended March 31, 2014.
Net loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests of $9.3 million for the three months ended March 31, 2015 primarily reflects losses allocated to the 33.3% noncontrolling interest of Pony Express as a result of the income allocated to TEP in line with the minimum quarterly preference payment received for the first quarter of 2015. Noncontrolling interest of $0.5 million for the three months ended March 31, 2014 primarily reflects the 66.7% noncontrolling interest of the amortization of use rights at Pony Express prior to commencement of commercial operations.
The following provides a summary of our Natural Gas Transportation & Logistics segment results of operations for the periods indicated:

Segment Financial Data - Natural Gas Transportation & Logistics (1)	Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenues:
Natural gas sales	$105	$4,116
Natural gas transportation services	33,494	35,359
Processing and other revenues	11	156
Total revenues	33,610	39,631
Operating costs and expenses:
Cost of sales	74	3,827
Cost of transportation services	3,316	5,117
Operations and maintenance	5,740	6,049
Depreciation and amortization	6,071	5,605
General and administrative	4,261	4,192
Taxes, other than income taxes	1,595	1,875
Total operating costs and expenses	21,057	26,665
Operating income	$12,553	$12,966

(1)
Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 14 – Reporting Segments to the accompanying consolidated financial statements.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Revenues. Natural Gas Transportation & Logistics segment revenues were $33.6 million for the three months ended March 31, 2015, compared to $39.6 million for the three months ended March 31, 2014, which represents a $6.0 million, or 15%, decrease in segment revenues primarily driven by a $4.0 million decrease in natural gas sales as a result of lower volumes sold and a 58% decrease in natural gas prices.
Operating costs and expenses. Operating costs and expenses in the Natural Gas Transportation & Logistics segment were $21.1 million for the three months ended March 31, 2015 compared to $26.7 million for the three months ended March 31, 2014, which represents a decrease of $5.6 million, or 21%.
Cost of sales decreased $3.8 million, or 98%, in the three months ended March 31, 2015 when compared to the same period in the prior year, due to lower natural gas sales volumes at TIGT and 50% lower natural gas prices.
Cost of transportation services decreased $1.8 million, or 35%, in the three months ended March 31, 2015 when compared to the same period in the prior year, primarily due to decreased fuel reimbursements of $2.1 million, driven by lower transportation volumes, and decreased fuel recoveries of $1.8 million.
Operations and maintenance costs decreased $0.3 million, or 5%, in the three months ended March 31, 2015 when compared to the same period in the prior year.
Depreciation and amortization increased $0.5 million, or 8%, in the three months ended March 31, 2015 when compared to the same period in the prior year.
General and administrative costs increased $0.1 million, or 2%, in the three months ended March 31, 2015 when compared to the same period in the prior year.
Taxes, other than income taxes, decreased $0.3 million, or 15%, in the three months ended March 31, 2015 when compared to the same period in the prior year, primarily due to lower property taxes as a result of successful appeals with state taxing authorities on the assessed value of property.
The following provides a summary of our Crude Oil Transportation & Logistics segment results of operations for the periods indicated:

Segment Financial Data - Crude Oil Transportation & Logistics (1)	Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenues:
Crude Oil transportation services	$50,381	$—
Total revenues	50,381	—
Operating costs and expenses:
Cost of transportation services	8,709	—
Operations and maintenance	1,415	—
Depreciation and amortization	11,233	757
General and administrative	5,155	—
Taxes, other than income taxes	9,596	—
Total operating costs and expenses	36,108	757
Operating income (loss)	$14,273	$(757)

(1)
Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 14 – Reporting Segments to the accompanying consolidated financial statements.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Revenues. Crude Oil Transportation & Logistics segment revenues of $50.4 million for the three months ended March 31, 2015 represents transportation revenue on Pony Express, which was placed in service in October 2014. There were no revenues for the three months ended March 31, 2014 as Pony Express had not yet commenced commercial operations.

Operating costs and expenses. Operating costs and expenses in the Crude Oil Transportation & Logistics segment were $36.1 million for the three months ended March 31, 2015 compared to $0.8 million for the three months ended March 31, 2014. Operating costs and expenses for the three months ended March 31, 2015 include costs associated with the start of commercial operations in October 2014 as well as the amortization of the Pony Express oil conversion use rights. For the three months ended March 31, 2014, operating costs and expenses consisted of the amortization of the Pony Express oil conversion use rights.
The following provides a summary of our Processing & Logistics segment results of operations for the periods indicated:

Segment Financial Data - Processing & Logistics (1)	Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenues:
Natural gas liquids sales	$21,025	$48,907
Natural gas sales	739	692
Processing and other revenues	10,266	6,804
Total revenues	32,030	56,403
Operating costs and expenses:
Cost of sales	19,519	44,379
Cost of transportation services	36	—
Operations and maintenance	2,420	1,964
Depreciation and amortization	3,301	1,947
General and administrative	1,111	891
Taxes, other than income taxes	106	81
Loss on sale of assets	4,483	—
Total operating costs and expenses	30,976	49,262
Operating income	$1,054	$7,141

(1)
Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 14 – Reporting Segments to the accompanying consolidated financial statements.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Revenues. Processing & Logistics segment revenues were $32.0 million for the three months ended March 31, 2015, compared to $56.4 million for the three months ended March 31, 2014, which represents a $24.4 million, or 43%, decrease in segment revenues. The decrease in segment revenues was primarily due to a $27.9 million decrease in natural gas liquids sales at TMID, partially offset by a $3.0 million increase in processing and other revenues at Water Solutions. The decrease in natural gas liquids sales at TMID was driven by reduced volumes processed and a 67% decrease in NGL prices. The Water Solutions business was consolidated in May 2014 and recognized processing and other revenues of $3.0 million during the three months ended March 31, 2015. Prior to its consolidation in May 2014, TEP's investment in Water Solutions was accounted for under the equity method of accounting and as a result TEP recognized no revenues from Water Solutions during the three months ended March 31, 2014.
Operating costs and expenses. Operating costs and expenses in the Processing & Logistics segment were $31.0 million for the three months ended March 31, 2015 compared to $49.3 million for the three months ended March 31, 2014, which represents a decrease of $18.3 million, or 37%.
Cost of sales decreased $24.9 million, or 56%, in the three months ended March 31, 2015 when compared to the same period in the prior year, primarily driven by decreased volumes processed and lower NGL prices as discussed above.
Cost of transportation services of $36,000 in the three months ended March 31, 2015 represent the costs of water transportation at the Water Solutions business, which was consolidated in May 2014.

Operations and maintenance costs increased $0.5 million, or 23%, in the three months ended March 31, 2015 when compared to the same period in the prior year, primarily driven by operations and maintenance costs at Water Solutions of $0.4 million during the three months ended March 31, 2015. Prior to its consolidation in May 2014, TEP's investment in Water Solutions was accounted for under the equity method of accounting and as a result TEP recognized no operations and maintenance costs during the three months ended March 31, 2014.
Depreciation and amortization increased $1.4 million, or 70%, in the three months ended March 31, 2015 when compared to the same period in the prior year, primarily driven by depreciation and amortization at Water Solutions of $1.3 million during the three months ended March 31, 2015. Prior to its consolidation in May 2014, TEP's investment in Water Solutions was accounted for under the equity method of accounting and as a result TEP recognized no depreciation and amortization during the three months ended March 31, 2014.
General and administrative costs increased $0.2 million, or 25%, in the three months ended March 31, 2015 when compared to the same period in the prior year, primarily driven by the consolidation of Water Solutions in May 2014.
Taxes, other than income taxes, were comparable during the three months ended March 31, 2015 and the three months ended March 31, 2014.
Loss on sale of assets during the three months ended March 31, 2015 represents a noncash loss recognized on the sale of compressor assets at TMID during the three months ended March 31, 2015.
Liquidity and Capital Resources Overview
Our primary sources of liquidity for the three months ended March 31, 2015 were proceeds from the issuance of common units, borrowings under our revolving credit facility, and cash generated from operations. We expect our sources of liquidity in the future to include:

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
Our total liquidity as of March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Cash on hand	$876	$867
Total capacity under the revolving credit facility	850,000	850,000
Less: Outstanding borrowings under the revolving credit facility	(698,000)	(559,000)
Less: Letters of credit issued under the revolving credit facility	—	—
Available capacity under the revolving credit facility	152,000	291,000
Total liquidity	$152,876	$291,867
Revolving Credit Facility
The revolving credit facility contains various covenants and restrictive provisions that, among other things, limit or restrict TEP’s ability (as well as the ability of TEP’s restricted subsidiaries) to incur or guarantee additional debt, incur certain liens on assets, dispose of assets, make certain distributions (including distributions from available cash, if a default or event of default under the credit agreement then exists or would result from making such a distribution), change the nature of TEP’s business, engage in certain mergers or make certain investments and acquisitions, enter into non-arms-length transactions with affiliates and designate certain subsidiaries as "Unrestricted Subsidiaries." In addition, TEP is required to maintain a consolidated leverage ratio of not more than 4.75 to 1.00 (which will be increased to 5.25 to 1.00 for certain measurement periods following the consummation of certain acquisitions) and a consolidated interest coverage ratio of not less than 2.50 to 1.00. As of March 31, 2015, TEP is in compliance with the covenants required under the revolving credit facility.
The unused portion of the revolving credit facility is subject to a commitment fee, which ranges from 0.300% to 0.500%, based on TEP’s total leverage ratio. As of March 31, 2015, the weighted average interest rate on outstanding borrowings was 2.20%.
February Public Offering
On February 27, 2015, TEP sold 10,000,000 common units representing limited partner interests in an underwritten public offering at a price of $50.82 per unit, or $49.29 per unit net of the underwriter's discount, for net proceeds of approximately $492.6 million after deducting the underwriter's discount and offering expenses paid by TEP. TEP used the net proceeds from the offering to fund a portion of the consideration for the acquisition of an additional 33.3% membership interest in Pony Express as discussed in Note 4 – Acquisitions. Pursuant to the underwriters' option to purchase additional units, TEP sold an additional 1,200,000 common units representing limited partner interests to the underwriters at a price of $50.82 per unit, or $49.29 per unit net of the underwriter’s discount, for net proceeds of approximately $59.3 million after deducting the underwriter’s discount and offering expenses paid by TEP. TEP used the net proceeds from this additional purchase of common units to reduce borrowings under its revolving credit facility, a portion of which were used to fund the March 2015 acquisition of an additional 33.3% membership interest in Pony Express as discussed in Note 4 – Acquisitions.
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
As of March 31, 2015, we had a working capital deficit of $40.8 million compared to a working capital surplus of $35.7 million at December 31, 2014, which represents a decrease in working capital of $76.5 million. The overall decrease in working capital was primarily attributable to a decrease of $73.4 million in receivables from related parties due to the utilization of the Pony Express cash balance swept to TD under the cash management agreement.
A material adverse change in operations, available financing under our revolving credit facility, or available financing from the equity or debt capital markets could impact our ability to fund our requirements for liquidity and capital resources in the future.
Cash Flows
The following table and discussion presents a summary of our cash flow for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$48,639	$27,603
Investing activities	$(713,611)	$(211,021)
Financing activities	$664,981	$183,418
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Operating Activities. Cash flows provided by operating activities were $48.6 million and $27.6 million for the three months ended March 31, 2015 and 2014, respectively. The increase in net cash flows provided by operating activities of $21.0 million was primarily driven by increased operating results during the period, largely driven by the start of commercial operations at Pony Express in October 2014, as well as higher cash inflows as a result of changes in working capital balances, primarily driven by an increase in accounts payable and accrued liabilities due to property tax accruals in the Crude Oil Transportation & Logistics segment during the three months ended March 31, 2015.
Investing Activities. Cash flows used in investing activities were $713.6 million and $211.0 million for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015, net cash used in investing activities were driven by the $700 million cash outflow for the acquisition of an additional 33.3% membership interest in Pony Express and capital expenditures of $13.3 million, primarily due to construction of the Pony Express System, including the lateral in Northeast Colorado. In the three months ended March 31, 2014, net cash used in investing activities was driven by $209.1 million in capital expenditures, consisting primarily of spending on the conversion and construction of the Pony Express System.

Financing Activities. Cash flows provided by financing activities were $665.0 million and $183.4 million for the three months ended March 31, 2015 and 2014, respectively. Financing cash inflows for the three months ended March 31, 2015 were primarily driven by $551.9 million and $139.0 million, respectively, from the issuance of 11.2 million common units in a public offering during the three months ended March 31, 2015 and net borrowings under the revolving credit facility, the proceeds of which were used to fund the acquisition of an additional 33.3% membership interest in Pony Express as discussed above. These financing cash inflows were partially offset by distributions to unitholders of $28.3 million. Cash flows provided by financing activities for the three months ended March 31, 2014 consisted primarily of net contributions from Predecessor Members of $195.3 million. These financing cash inflows were partially offset by distributions to unitholders of $13.1 million.
Distributions
We intend to pay quarterly distributions at or above the amount of the MQD, which is $0.2875 per unit. As of May 11, 2015, we had a total of 61,068,496 common and general partner units outstanding, which equates to an aggregate MQD of approximately $17.6 million per quarter and approximately $70.2 million per year. We do not have a legal obligation to pay distributions except as provided in our partnership agreement. A distribution of $0.52 per unit for the three months ended March 31, 2015 was declared on April 14, 2015 and will be paid on May 14, 2015 to unitholders of record on April 24, 2015.
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

We expect to incur approximately $199 million for capital expenditures in 2015, of which approximately $149 million is expected for the construction of the lateral to the Pony Express System located in Northeast Colorado and remaining costs associated with completion of the construction of the Pony Express System, approximately $37 million is expected for other expansion projects, and approximately $13 million is expected for maintenance capital expenditures.
The determination of capital expenditures as maintenance or expansion is made at the individual asset level during our budgeting process and as we approve, execute, and monitor our capital spending. The following table summarizes the maintenance and expansion capital expenditures incurred at our consolidated entities:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Maintenance capital expenditures	$1,511	$941
Expansion capital expenditures	80,996	261,711
Total capital expenditures incurred	$82,507	$262,652
Capital expenditures incurred represent capital expenditures paid and accrued during the period, inclusive of Pony Express capital expenditures paid by TD on behalf of Pony Express and settled via the cash management agreement. The increase in maintenance capital expenditures to $1.5 million for the three months ended March 31, 2015 from $0.9 million for the three months ended March 31, 2014 is primarily driven by increased maintenance capital expenditures in the Gas Transportation & Storage segment. Maintenance capital expenditures on our assets occur on a regular schedule, but most major maintenance projects are not required every year so the level of maintenance capital expenditures naturally varies from year to year and from quarter to quarter. The decrease in expansion capital expenditures to $81.0 million for the three months ended March 31, 2015 from $261.7 million for the three months ended March 31, 2014 is primarily driven by the significant spending on the Pony Express System prior to commencement of commercial operations in October 2014. Expansion capital expenditures of $81.0 million for the three months ended March 31, 2015 consisted primarily of spending on the Pony Express System lateral in Northeast Colorado.
In addition, we invested cash in unconsolidated affiliates of $1.8 million during the three months ended March 31, 2014 to fund our share of capital expansion projects. There were no investments in unconsolidated affiliates during the three months ended March 31, 2015.

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
Contractual Obligations
There have been no material changes in our contractual obligations as reported in our 2014 Form 10-K.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements are set forth in our 2014 Form 10-K for the year ended December 31, 2014 and have not changed.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
The profitability of our processing contracts that include keep whole or percent of proceeds components is affected by volatility in prevailing NGL and natural gas prices. As of March 31, 2015 approximately 87% of our reserved processing capacity was subject to fee-based processing contracts, with the remaining 13% subject to percent of proceeds or keep whole processing contracts. We do not currently hedge the commodity exposure in our processing contracts and we do not expect to in the foreseeable future. Our Processing & Logistics segment comprised approximately 17% and 35% of our Adjusted EBITDA for the three months ended March 31, 2015 and 2014, respectively.
We have a limited amount of direct commodity price exposure related to crude oil collected as part of our contractual pipeline loss allowance at Pony Express. We do not currently hedge this commodity exposure.
We also have a limited amount of direct commodity price exposure related to natural gas collected related to electrical compression costs and lost and unaccounted for gas on the TIGT System. Historically, we have entered into derivative contracts with third parties for a substantial majority of the gas we expect to collect during the current year for the purpose of hedging our commodity price exposures. We expect to continue these hedging activities for the foreseeable future. As of March 31, 2015, we had natural gas swaps outstanding with a notional volume of approximately 0.9 Bcf short, representing a portion of the natural gas that is expected to be sold by our Natural Gas Transportation and Logistics segment through the end of 2015. The fair value of these swaps was an asset of approximately $0.1 million at March 31, 2015.
We measure the risk of price changes in our natural gas swaps utilizing a sensitivity analysis model. The sensitivity analysis measures the potential income or loss (i.e., the change in fair value of the derivative instruments) based upon a hypothetical 10% movement in the underlying quoted market prices. In addition to these variables, the fair value of each portfolio is influenced by fluctuations in the notional amounts of the instruments and the discount rates used to determine the present values. We enter into derivative contracts solely for the purpose of mitigating the risks that accompany certain of our business activities and, therefore, both the sensitivity analysis model and the change in the market value of our outstanding derivative contracts are offset largely by changes in the value of the underlying physical natural gas sales. A hypothetical 10% increase in the natural gas price forward curve would result in a decrease of approximately $0.2 million in the net fair value of our derivative instruments for the quarter ended March 31, 2015 as a result of our hedging program. For the purpose of determining the change in fair value associated with the hypothetical natural gas price increase scenario, we have assumed a parallel shift in the forward curve through the end of 2015.
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

Interest Rate Risk
As described in "Liquidity and Capital Resources Overview" above, we currently have an $850 million revolving credit facility. Borrowings under the revolving credit facility will bear interest, at our option, at either (a) a base rate, which will be a rate equal to the greatest of (i) the prime rate, (ii) the U.S. federal funds rate plus 0.5% and (iii) a one-month reserve adjusted Eurodollar rate plus 1.00% or (b) a reserve adjusted Eurodollar Rate, plus, in each case, an applicable margin. For loans bearing interest based on the base rate, the applicable margin was initially 1.00%, and for loans bearing interest based on the reserve adjusted Eurodollar rate, the applicable margin was initially 2.00%. After June 25, 2014, the applicable margin ranges from 0.75% to 2.75%, based upon our total leverage ratio and whether we have elected the base rate or the reserve adjusted Eurodollar rate. We do not currently hedge the interest rate risk on our borrowings under the credit facility. However, in the future we may consider hedging the interest rate risk or may consider choosing longer Eurodollar borrowing terms in order to fix all or a portion of our borrowings for a period of time. We estimate that a 1% increase in interest rates would decrease the fair value of the debt by $0.1 million based on the debt obligations as of March 31, 2015.
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
A substantial majority of our revenue is produced under long-term, firm, fee-based contracts with high-quality customers. The customer base we currently serve under these contracts generally has a strong credit profile, with approximately 70% of our revenues derived from customers who have investment grade credit ratings or are part of corporate families with investment grade credit ratings as of March 31, 2015.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 13 – Legal and Environmental Matters to the consolidated financial statements included in Part I—Item 1.—Financial Statements of this Quarterly Report, which is incorporated here by reference.
Item 1A. Risk Factors
Item 1A of our 2014 Form 10-K for the year ended December 31, 2014 sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended March 31, 2015. There have been no material changes to the risk factors contained in our 2014 Form 10-K for the year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

10.1
Purchase and Sale Agreement, dated as of March 1, 2015, by and among Tallgrass Energy Partners, LP, Tallgrass Development, LP and Tallgrass Operations, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on March 2, 2015).

10.2
Third Amended and Restated Limited Liability Company Agreement of Tallgrass Pony Express Pipeline, LLC, dated as of March 1, 2015, by and among Tallgrass Pony Express Pipeline, LLC, Tallgrass Operations, LLC, and Tallgrass PXP Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed on March 2, 2015).

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

Tallgrass Energy Partners, LP
(registrant)
		By:	Tallgrass MLP GP, LLC, its general partner

Date:	May 11, 2015	By:	/s/ Gary J. Brauchle
			Name:	Gary J. Brauchle
			Title:	Executive Vice President and Chief Financial Officer