Form 10-K/A
period 2014-12-31
Tallgrass Energy Partners, LP
filed 2015-06-04
CIK 1569134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K/A
Amendment No. 1

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒ Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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
On February 19, 2015, the Registrant had 49,034,105 Common Units and 834,391 General Partner Units outstanding.

Explanatory Note
The Form 10-K for Tallgrass Energy Partners, LP’s (the “Registrant”) fiscal year ended December 31, 2014 was originally filed on February 19, 2015 (the “Original Filing”). This Form 10-K/A is being filed to correct clerical errors in the Rule 13a-14(a)/15d-14(a) Certifications attached to the Original Filing as Exhibit 31.1 and Exhibit 31.2 and the Section 1350 Certifications attached to the Original Filing as Exhibit 32.1 and Exhibit 32.2. Corrected and updated Rule 13a-14(a)/15d-14(a) Certifications are attached to this Form 10-K/A as Exhibit 31.1 and 31.2. Corrected and updated Section 1350 Certifications are attached to this Form 10-K/A as Exhibit 32.1 and Exhibit 32.2. This Form 10-K/A is also being filed for the purpose of providing the separate signature of the Registrant on the signature page which was inadvertently omitted from the Original Filing.
Except for the addition of the updated exhibits and the Registrant’s signature described above, this Form 10-K/A does not update, modify or amend any other information or any other exhibits as originally filed on the Original Filing. Therefore, this Form 10-K/A does not reflect events occurring after the original filing date of the Original Filing and does not update those disclosures as affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with other filings made by the issuing entity with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tallgrass Energy Partners, LP

By:	Tallgrass MLP GP, LLC, its general partner

By:	/s/ David G. Dehaemers, Jr.
David G. Dehaemers, Jr.
President and Chief Executive Officer of Tallgrass MLP GP, LLC (the general partner of Tallgrass Energy Partners, LP)
Date: June 4, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David G. Dehaemers, Jr.	Director, President and Chief Executive Officer	June 4, 2015
David G. Dehaemers, Jr.	(Principal Executive Officer)

/s/ Gary J. Brauchle	Executive Vice President and Chief Financial Officer	June 4, 2015
Gary J. Brauchle	(Principal Financial Officer)

/s/ Gary D. Watkins	Vice President and Chief Accounting Officer	June 4, 2015
Gary D. Watkins	(Principal Accounting Officer)

/s/ Frank J. Loverro	Director	June 4, 2015
Frank J. Loverro

/s/ Stanley de J. Osborne	Director	June 4, 2015
Stanley de J. Osborne

/s/ Jeffrey A. Ball	Director	June 4, 2015
Jeffrey A. Ball

/s/ John T. Raymond	Director	June 4, 2015
John T. Raymond

/s/ William R. Moler	Director	June 4, 2015
William R. Moler

/s/ Terrance D. Towner	Director	June 4, 2015
Terrance D. Towner

/s/ Roy N. Cook	Director	June 4, 2015
Roy N. Cook

/s/ Jeffrey R. Armstrong	Director	June 4, 2015
Jeffrey R. Armstrong