Form 10-Q
period 2015-06-30
Tallgrass Energy Partners, LP
filed 2015-07-30
CIK 1569134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On July 30, 2015, the Registrant had 60,576,357 Common Units and 834,391 General Partner Units outstanding.

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
EPA: The United States Environmental Protection Agency.
Fee Based Processing Contracts: Natural gas processing contracts that are primarily based upon a fixed fee and/or a volumetric-based fee rate, which is typically tied to reserved capacity or inlet volumes.
FERC: Federal Energy Regulatory Commission.
Firm transportation and storage services: Those services pursuant to which customers receive firm assurances regarding the availability of capacity and deliverability of natural gas on our assets up to a contracted amount at specified receipt and delivery points. Firm transportation contracts obligate our customers to pay a fixed monthly reservation charge to reserve an agreed upon amount of pipeline capacity for transportation regardless if the contracted capacity is used by the customer during each month. Firm storage contracts obligate our customers to pay a fixed monthly charge for the firm right to inject, withdraw and store a specified volume of natural gas regardless if the contracted storage capacity is actually utilized by the customer.
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
Non-contract barrels (or walk-up barrels): Barrels of crude oil that our customers ship based solely on availability of capacity and deliverability with no assurance of future capacity.
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
Uncommitted shippers (or walk-up shippers): Customers that have not signed long-term shipper contracts and have rights under the FERC tariff as to rates and capacity allocation that are different than long-term committed shippers.
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

PART 1—FINANCIAL INFORMATION
Item 1. Financial Statements
TALLGRASS ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2015	December 31, 2014
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,778	$867
Accounts receivable, net	51,521	39,768
Receivable from related party	—	73,393
Gas imbalances	1,017	2,442
Inventories	15,162	13,045
Prepayments and other current assets	3,768	2,766
Total Current Assets	73,246	132,281
Property, plant and equipment, net	1,943,016	1,853,081
Goodwill	343,288	343,288
Intangible asset, net	100,506	104,538
Deferred financing costs, net	4,735	5,528
Deferred charges and other assets	16,651	18,481
Total Assets	$2,481,442	$2,457,197
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable (including $15,945 and $45,534, respectively, related to variable interest entities)	$28,583	$62,329
Accounts payable to related parties	3,772	3,915
Gas imbalances	2,812	3,611
Derivative liabilities at fair value	41	—
Accrued taxes	12,206	3,989
Accrued liabilities	6,710	9,384
Deferred revenue	9,882	5,468
Other current liabilities	4,247	7,872
Total Current Liabilities	68,253	96,568
Long-term debt	706,000	559,000
Other long-term liabilities and deferred credits	6,342	6,478
Total Long-term Liabilities	712,342	565,478
Commitments and Contingencies
Equity:
Common unitholders (60,576,357 and 32,834,105 units issued and outstanding at June 30, 2015 and December 31, 2014, respectively)	1,629,223	800,333
Subordinated unitholder (0 and 16,200,000 units issued and outstanding at June 30, 2015 and December 31, 2014, respectively)	—	274,133
General partner (834,391 units issued and outstanding at June 30, 2015 and December 31, 2014)	(353,579)	(35,743)
Total Partners’ Equity	1,275,644	1,038,723
Noncontrolling interests	$425,203	$756,428
Total Equity	$1,700,847	$1,795,151
Total Liabilities and Equity	$2,481,442	$2,457,197

The accompanying notes are an integral part of these consolidated financial statements.

TALLGRASS ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per unit amounts)
Revenues:
Sales of natural gas, NGLs, and crude oil	$20,011	$39,042	$41,880	$92,757
Natural gas transportation services	29,041	30,569	61,189	64,673
Crude oil transportation services	74,022	—	124,403	—
Processing and other revenues	9,896	7,709	20,173	14,669
Total Revenues	132,970	77,320	247,645	172,099
Operating Costs and Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	17,180	37,214	36,773	85,420
Cost of transportation services (exclusive of depreciation and amortization shown below)	13,492	5,288	24,207	10,405
Operations and maintenance	12,408	10,055	21,983	18,068
Depreciation and amortization	20,355	9,525	40,960	17,834
General and administrative	13,451	7,124	26,140	13,773
Taxes, other than income taxes	(271)	1,639	11,026	3,595
Loss on sale of assets	—	—	4,483	—
Total Operating Costs and Expenses	76,615	70,845	165,572	149,095
Operating Income	56,355	6,475	82,073	23,004
Other (Expense) Income:
Interest expense, net	(3,893)	(2,137)	(7,333)	(3,433)
Gain on remeasurement of unconsolidated investment	—	9,388	—	9,388
Equity in earnings of unconsolidated investment	—	273	—	717
Other income, net	769	729	1,481	1,669
Total Other (Expense) Income	(3,124)	8,253	(5,852)	8,341
Net income	53,231	14,728	76,221	31,345
Net (income) loss attributable to noncontrolling interests	(8,332)	558	997	1,065
Net income attributable to partners	$44,899	$15,286	$77,218	$32,410
Allocation of income to the limited partners:
Net income attributable to partners	$44,899	$15,286	$77,218	$32,410
Predecessor operations interest in net loss (income)	—	1,581	—	(2,643)
General partner interest in net income	(11,030)	(1,096)	(18,468)	(1,477)
Common and subordinated unitholders' interest in net income	33,869	15,771	58,750	28,290
Basic net income per common and subordinated unit	$0.56	$0.39	$1.04	$0.70
Diluted net income per common and subordinated unit	$0.55	$0.38	$1.02	$0.68
Basic average number of common and subordinated units outstanding	60,362	40,885	56,566	40,694
Diluted average number of common and subordinated units outstanding	61,225	41,905	57,404	41,624

The accompanying notes are an integral part of these consolidated financial statements.

TALLGRASS ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash Flows from Operating Activities:
Net income	$76,221	$31,345
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	42,867	18,470
Gain on remeasurement of unconsolidated investment	—	(9,388)
Noncash compensation expense	3,254	2,249
Loss on sale of assets	4,483	—
Changes in components of working capital:
Accounts receivable and other	(10,215)	4,142
Gas imbalances	189	831
Inventories	(6,068)	(867)
Accounts payable and accrued liabilities	2,183	(17,077)
Deferred revenue	4,198	1,673
Other operating, net	(4,894)	(253)
Net Cash Provided by Operating Activities	112,218	31,125
Cash Flows from Investing Activities:
Capital expenditures	(49,544)	(479,309)
Acquisition of additional 33.3% membership interest in Pony Express	(700,000)	—
Acquisition of Trailblazer	—	(150,000)
Acquisition of additional equity interests in Water Solutions	—	(7,600)
Other investing, net	(4,648)	(1,638)
Net Cash Used in Investing Activities	(754,192)	(638,547)
Cash Flows from Financing Activities:
Proceeds from public offering, net of offering costs	551,673	—
Borrowings under revolving credit facility, net	147,000	146,000
Contributions from Predecessor Member, net	—	460,400
Distributions to unitholders	(67,080)	(26,770)
Contribution from TD	—	27,488
Contributions from noncontrolling interests	16,294	—
Other financing, net	(5,002)	330
Net Cash Provided by Financing Activities	642,885	607,448
Net Change in Cash and Cash Equivalents	911	26
Cash and Cash Equivalents, beginning of period	867	—
Cash and Cash Equivalents, end of period	$1,778	$26

Schedule of Noncash Investing and Financing Activities:
Property, plant and equipment acquired via the cash management agreement with TD	$103,239	$—
Contributions from noncontrolling interests settled via the cash management agreement with TD	$21,525	$—
Distribution to noncontrolling interests settled via the cash management agreement with TD	$22,266	$—
Increase in accrual for payment of property, plant and equipment	$—	$10,148

The accompanying notes are an integral part of these consolidated financial statements.

TALLGRASS ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(UNAUDITED)

	Predecessor Equity	Limited Partners		General Partner	Total Partners’ Equity	Noncontrolling Interests	Total Equity
		Common	Subordinated
	(in thousands)
Balance at January 1, 2015	$—	$800,333	$274,133	$(35,743)	$1,038,723	$756,428	$1,795,151
Net income (loss)	—	53,570	5,180	18,468	77,218	(997)	76,221
Issuance of units to public, net of offering costs	—	551,673	—	—	551,673	—	551,673
Distributions to unitholders	—	(47,247)	(7,857)	(11,976)	(67,080)	—	(67,080)
Noncash compensation expense	—	6,000	—	—	6,000	—	6,000
LTIP units tendered by employees to satisfy tax withholding obligations	—	(6,562)	—	—	(6,562)	—	(6,562)
Contributions from noncontrolling interest	—	—	—	—	—	68,651	68,651
Distributions to noncontrolling interest	—	—	—	—	—	(22,607)	(22,607)
Acquisition of additional 33.3% membership interest in Pony Express	—	—	—	(324,328)	(324,328)	(375,672)	(700,000)
Acquisition of noncontrolling interests	—	—	—	—	—	(600)	(600)
Conversion of subordinated units	—	271,456	(271,456)	—	—	—	—
Balance at June 30, 2015	$—	$1,629,223	$—	$(353,579)	$1,275,644	$425,203	$1,700,847

	Predecessor Equity	Limited Partners		General Partner	Total Partners’ Equity	Noncontrolling Interests	Total Equity
		Common	Subordinated
	(in thousands)
Balance at January 1, 2014	$247,221	$455,197	$274,666	$14,078	$991,162	$317,939	$1,309,101
Net income (loss)	2,643	17,034	11,256	1,477	32,410	(1,065)	31,345
Noncash compensation expense	—	4,650	—	—	4,650	—	4,650
Distributions to unitholders	—	(15,677)	(10,368)	(725)	(26,770)	—	(26,770)
Contribution from TD	—	—	—	27,488	27,488	—	27,488
Contributions from Predecessor Member, net	151,537	—	—	—	151,537	308,863	460,400
Issuance of general partner units	—	—	—	263	263	—	263
Acquisition of Trailblazer	(91,090)	14,023	—	(72,933)	(150,000)	—	(150,000)
Acquisition of Water Solutions	—	—	—	—	—	1,400	1,400
Balance at June 30, 2014	$310,311	$475,227	$275,554	$(30,352)	$1,030,740	$627,137	$1,657,877

The accompanying notes are an integral part of these consolidated financial statements.

TALLGRASS ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business
Tallgrass Energy Partners, LP ("TEP" or the "Partnership") is a publicly traded, growth-oriented Delaware limited partnership formed in 2013 to own, operate, acquire and develop midstream energy assets in North America. "We," "us," "our" and similar terms refer to TEP together with its consolidated subsidiaries. We currently provide natural gas transportation and storage services for customers in the Rocky Mountain and Midwest regions of the United States through the Tallgrass Interstate Gas Transmission system, a FERC-regulated natural gas transportation and storage system located in Colorado, Kansas, Missouri, Nebraska and Wyoming (the “TIGT System”), and a FERC-regulated natural gas pipeline system extending from the Colorado and Wyoming border to Beatrice, Nebraska (the “Trailblazer Pipeline”). We provide crude oil transportation to customers in Wyoming, Colorado, and the surrounding regions through our membership interest in Tallgrass Pony Express Pipeline, LLC ("Pony Express"), which owns a crude oil pipeline commencing in Guernsey, Wyoming and terminating in Cushing, Oklahoma (the “Pony Express System”). We also provide services for customers in Wyoming at the Casper and Douglas natural gas processing facilities and the West Frenchie Draw natural gas treating facility, or, collectively, the Midstream Facilities, and we provide water business services to customers in Colorado and Texas through BNN Water Solutions, LLC ("Water Solutions"). Our operations are strategically located in and provide services to certain key United States hydrocarbon basins, including the Denver-Julesburg, Powder River, Wind River, Permian and Hugoton-Anadarko Basins and the Niobrara, Mississippi Lime, Eagle Ford and Bakken shale formations.
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

The table below summarizes our equity ownership as of June 30, 2015:

Unit Holder	Limited Partner Common Units	General Partner Units	Percentage of Outstanding Limited Partner Common Units	Percentage of Outstanding Common and General Partner Units
Public Unitholders	34,220,877	—	56.49%	55.72%
Tallgrass Equity, LLC	20,000,000	—	33.02%	32.57%
Tallgrass Development, LP	6,355,480	—	10.49%	10.35%
Tallgrass MLP GP, LLC (1)	—	834,391	—	1.36%
Total	60,576,357	834,391	100.00%	100.00%

(1)	Tallgrass MLP GP, LLC (the "general partner") also holds all of TEP's incentive distribution rights ("IDRs").
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

2. Summary of Significant Accounting Policies
Basis of Presentation
These unaudited condensed consolidated financial statements and related notes for the three and six months ended June 30, 2015 and 2014 were prepared in accordance with the accounting principles contained in the Financial Accounting Standards Board’s Accounting Standards Codification, the single source of generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end balance sheet data was derived from audited financial statements but does not include disclosures required by GAAP for annual periods. The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015 and 2014 include all normal, recurring adjustments and disclosures that we believe are necessary for a fair presentation of the results for the interim periods. In this report, the Financial Accounting Standards Board is referred to as the FASB and the FASB Accounting Standards Codification is referred to as the Codification or ASC. Certain prior period amounts have been reclassified to conform to the current presentation.
Our financial results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2014 (“2014 Form 10-K/A”) filed with the United States Securities and Exchange Commission (the “SEC”) on June 4, 2015.
The condensed consolidated financial statements of TEP include historical cost basis accounts of the assets of Trailblazer for the periods prior to April 1, 2014, the date TEP acquired Trailblazer from Tallgrass Development, LP ("TD"), and Pony Express for the periods prior to September 1, 2014, the date TEP acquired a controlling 33.3% membership interest in Pony Express, and include charges from TD for direct costs and allocations of indirect corporate overhead. Management believes that the allocation methods are reasonable, and that the allocations are representative of costs that would have been incurred on a stand-alone basis.
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
Net income or loss from consolidated subsidiaries that are not wholly-owned by TEP is attributed to TEP and noncontrolling interests. This is done in accordance with substantive profit sharing arrangements, which generally follow the allocation of cash distributions and may not follow the respective ownership percentages held by TEP. Concurrent with TEP's acquisition of an initial 33.3% membership interest in Pony Express effective September 1, 2014, TEP, TD, and Pony Express entered into the Second Amended and Restated Limited Liability Agreement of Tallgrass Pony Express Pipeline, LLC ("the Second Amended Pony Express LLC Agreement"), which provided TEP a minimum quarterly preference payment of $16.65 million (prorated to approximately $5.4 million for the quarter ended September 30, 2014) through the quarter ending September 30, 2015. Effective March 1, 2015 with TEP's acquisition of an additional 33.3% membership interest in Pony Express, the Second Amended Pony Express LLC Agreement was further amended (as amended, "the Pony Express LLC Agreement") to increase the minimum quarterly preference payment to $36.65 million (prorated to approximately $23.5 million for the quarter ended March 31, 2015) and extend the term of the preference period through the quarter ending December 31, 2015. The Pony Express LLC Agreement provides that the net income or loss of Pony Express be allocated, to the extent possible, consistent with the allocation of Pony Express cash distributions. Under the terms of the Pony Express LLC Agreement, Pony Express distributions and net income for periods beginning after December 31, 2015 will be attributed to TEP and its noncontrolling interests in accordance with the respective ownership interests.

A variable interest entity ("VIE") is a legal entity that possesses any of the following characteristics: an insufficient amount of equity at risk to finance its activities, equity owners who do not have the power to direct the significant activities of the entity (or have voting rights that are disproportionate to their ownership interest), or equity owners who do not have the obligation to absorb expected losses or the right to receive the expected residual returns of the entity. Companies are required to consolidate a VIE if they are its primary beneficiary, which is the enterprise that has a variable interest that could be significant to the VIE and the power to direct the activities that most significantly impact the entity’s economic performance. We have presented separately in our condensed consolidated balance sheets, to the extent material, the assets of our consolidated VIE that can only be used to settle specific obligations of the consolidated VIE, and the liabilities of our consolidated VIE for which creditors do not have recourse to our general credit. Pony Express is considered to be a VIE under the applicable authoritative guidance. Based on a qualitative analysis in accordance with the applicable authoritative guidance, we have determined that we are the primary beneficiary as we have the power to direct matters that most significantly impact the activities of Pony Express and have the right to receive benefits of Pony Express that could potentially be significant to Pony Express. We have consolidated Pony Express accordingly. For additional information see Note 3 – Variable Interest Entities.
Use of Estimates
Certain amounts included in or affecting these condensed consolidated financial statements and related disclosures must be estimated, requiring management to make certain assumptions with respect to values or conditions which cannot be known with certainty at the time the financial statements are prepared. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues, and expenses during the reporting period, and the disclosure of contingent assets and liabilities at the date of the financial statements. Management evaluates these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods it considers reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from these estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. During the second quarter of 2015, we recorded a reduction in our property tax accrual for the first quarter of 2015 of $5.7 million as a result of revised property tax estimates due to successful appeals with state taxing authorities on the assessed value of property, which resulted in a net credit of $0.3 million in taxes, other than income taxes for the three months ended June 30, 2015.
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
The amendments in ASU 2014-09 are effective for public entities for annual reporting periods beginning after December 15, 2017, and for interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of ASU 2014-09.
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

ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position and results of operations.
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
The amendments in ASU 2015-02 are effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early application is permitted, including adoption in an interim period. We are currently evaluating the impact of ASU 2015-02.
ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory"
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory. ASU 2015-11 establishes a "lower of cost and net realizable value" model for the measurement of most inventory balances. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.
The amendments in ASU 2015-11 are effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact of ASU 2015-11.
3. Variable Interest Entities
TEP does not have the obligation to absorb losses from Pony Express during the preference period as a result of the minimum quarterly preference payments as discussed in Note 4 – Acquisitions. In addition, for the period from the acquisition of the initial 33.3% membership interest effective September 1, 2014 to the acquisition of an additional 33.3% membership interest effective March 1, 2015, TEP, as the managing member of Pony Express, had voting rights disproportionate to its ownership interest. As a result, we determined that Pony Express is a VIE of which TEP is the primary beneficiary and consolidate Pony Express accordingly.
We have not provided any additional financial support to Pony Express other than our initial capital contribution of $570 million and have no contractual commitments or obligations to provide additional financial support. In the event that the costs of construction of the crude oil pipeline system owned and operated by Pony Express, which we refer to as the Pony Express System, including the lateral on the Pony Express System in Northeast Colorado, exceed the $270 million retained by Pony Express as discussed in Note 4 – Acquisitions, TD is obligated to fund the remaining costs.
The carrying amounts and classifications of the Pony Express assets and liabilities included in our condensed consolidated balance sheets at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Current assets	$39,090	$93,019
Noncurrent assets	1,381,735	1,300,816
Total assets	$1,420,825	$1,393,835
Current liabilities	$34,970	$52,547
Total liabilities	$34,970	$52,547

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
TEP Acquisitions of 66.7% of Pony Express
Effective September 1, 2014, TEP acquired a controlling 33.3% membership interest in Pony Express for total consideration of approximately $600 million. At closing, Pony Express, TD, and TEP entered into the Second Amended Pony Express LLC Agreement, which sets forth the relative rights of TD and TEP as the owners of Pony Express. Of the total consideration of $600 million, TEP directly paid TD $30 million, consisting of $27 million in cash and 70,340 TEP common units with an aggregate fair value of approximately $3 million, in exchange for the transfer by TD to TEP of a 1.9585% membership interest in Pony Express (computed before giving effect to the issuance of the new membership interest by Pony Express to TEP). TEP also contributed cash of $570 million to Pony Express in exchange for a newly issued membership interest which, when combined with the membership interest transferred from TD and the parties' entry at closing into the Second Amended Pony Express LLC Agreement, constituted TEP's 33.3% membership interest in Pony Express, which represented 100% of the preferred membership units issued by Pony Express. Of the $570 million cash consideration received by Pony Express, $300 million was immediately distributed to TD at closing and $270 million was retained by Pony Express to fund the estimated remaining costs of construction for the Pony Express System and the lateral in Northeast Colorado. The $270 million cash balance was subsequently swept to TD under a cash management agreement between Pony Express and TD and was recorded as a related party loan which bears interest at TD's incremental borrowing rate. There was no remaining balance outstanding on the related party loan at June 30, 2015.
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
Effective March 1, 2015, TEP acquired an additional 33.3% membership interest in Pony Express for cash consideration of $700 million. At closing, Pony Express, TD, and TEP entered into the Pony Express LLC Agreement effective March 1, 2015, which sets forth the relative rights of TD and TEP as the owners of Pony Express. The terms of the transaction increased the minimum quarterly preference payment provided to TEP to $36.65 million through the quarter ending December 31, 2015 (prorated to approximately $23.5 million for the quarter ended March 31, 2015) with distributions thereafter shared in accordance with the terms of the Pony Express LLC Agreement.
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
Historical Financial Information
The results of our acquisitions of Trailblazer and a 66.7% membership interest in Pony Express are included in the condensed consolidated balance sheet as of June 30, 2015. The results of our acquisitions of Trailblazer and the initial 33.3% membership interest in Pony Express are included in the condensed consolidated balance sheet as of December 31, 2014. The results of our acquisitions of Trailblazer and the initial 33.3% membership interest in Pony Express are included in the condensed consolidated statements of income for the three and six months ended June 30, 2015 and 2014. The results of our acquisition of an additional 33.3% membership interest in Pony Express are included in the condensed consolidated statements of income prospectively beginning March 1, 2015.

The following tables present the previously reported condensed consolidated statements of income for the three and six months ended June 30, 2014 adjusted for the acquisition of the initial 33.3% membership interest in Pony Express:

	Three Months Ended June 30, 2014
	TEP	Consolidate Tallgrass Pony Express Pipeline, LLC	Eliminations	TEP (As currently reported)
	(in thousands)
Revenues:
Sales of natural gas, NGLs, and crude oil	$39,042	$—	$—	$39,042
Transportation services	30,569	—	—	30,569
Processing and other revenues	7,709	—	—	7,709
Total Revenues	77,320	—	—	77,320
Operating Costs and Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	37,214	—	—	37,214
Cost of transportation services (exclusive of depreciation and amortization shown below)	3,958	—	1,330	5,288
Operations and maintenance	10,055	—	—	10,055
Depreciation and amortization	8,768	757	—	9,525
General and administrative	7,124	—	—	7,124
Taxes, other than income taxes	1,639	—	—	1,639
Total Operating Costs and Expenses	68,758	757	1,330	70,845
Operating Income (Loss)	8,562	(757)	(1,330)	6,475
Other (Expense) Income:
Interest (expense) income, net	(2,140)	3	—	(2,137)
Gain on remeasurement of unconsolidated investment	9,388	—	—	9,388
Equity in earnings of unconsolidated investment	273	—	—	273
Other income, net	729	—	—	729
Total Other Income	8,250	3	—	8,253
Net Income (Loss)	16,812	(754)	(1,330)	14,728
Net loss attributable to noncontrolling interests	55	503	—	558
Net income (loss) attributable to partners	$16,867	$(251)	$(1,330)	$15,286

	Six Months Ended June 30, 2014
	TEP	Consolidate Tallgrass Pony Express Pipeline, LLC	Eliminations	TEP (As currently reported)
	(in thousands)
Revenues:
Sales of natural gas, NGLs, and crude oil	$92,757	$—	$—	$92,757
Transportation services	64,673	—	—	64,673
Processing and other revenues	14,669	—	—	14,669
Total Revenues	172,099	—	—	172,099
Operating Costs and Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	85,420	—	—	85,420
Cost of transportation services (exclusive of depreciation and amortization shown below)	7,820	—	2,585	10,405
Operations and maintenance	18,068	—	—	18,068
Depreciation and amortization	16,320	1,514	—	17,834
General and administrative	13,773	—	—	13,773
Taxes, other than income taxes	3,595	—	—	3,595
Total Operating Costs and Expenses	144,996	1,514	2,585	149,095
Operating Income (Loss)	27,103	(1,514)	(2,585)	23,004
Other (Expense) Income:
Interest (expense) income, net	(3,433)	—	—	(3,433)
Gain on remeasurement of unconsolidated investment	9,388	—	—	9,388
Equity in earnings of unconsolidated investment	717	—	—	717
Other income, net	1,669	—	—	1,669
Total Other Income	8,341	—	—	8,341
Net Income (Loss)	35,444	(1,514)	(2,585)	31,345
Net loss attributable to noncontrolling interests	55	1,010	—	1,065
Net income (loss) attributable to partners	$35,499	$(504)	$(2,585)	$32,410
Formation of BNN Water Solutions, LLC
On November 26, 2013, TEP, through its wholly-owned subsidiary Tallgrass Energy Investments, LLC ("TEI"), entered into a joint venture agreement with BNN Energy LLC ("BNN") to form Grasslands Water Services I, LLC ("GWSI"), which subsequently built and began operating an intrastate water pipeline in Colorado. TEP accounted for its 50% equity interest in GWSI as an equity method investment. On May 13, 2014, TEI entered into a contribution agreement with BNN and several other parties to form a new entity known as Water Solutions. Under the terms of the contribution agreement, TEI agreed to contribute its existing 50% interest in GWSI, along with $7.6 million cash, in exchange for an 80% membership interest in Water Solutions. As part of the transaction, GWSI was renamed BNN Redtail, LLC ("Redtail"), became a subsidiary of Water Solutions, and issued preferred equity interests to TEI. Among the assets contributed by BNN and the other parties to the transaction were the other 50% interest in Redtail and a 100% equity interest in Alpha Reclaim Technology, LLC ("Alpha"), a company which sources treated wastewater from municipalities in Texas. Alpha is wholly-owned by Redtail.
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

At December 31, 2014, the assets acquired and liabilities assumed in the acquisition were recorded at provisional amounts based on the preliminary purchase price allocation. During the three months ended June 30, 2015, the preliminary purchase price allocation with respect to Water Solutions was finalized with no material adjustments.
On May 20, 2015, TEP acquired an additional 12% equity interest in Water Solutions from NR2, LLC for cash consideration of $600,000, which was accounted for as an acquisition of noncontrolling interest. As of June 30, 2015, TEP's aggregate membership interest in Water Solutions was 92%.
5. Related Party Transactions
We have no employees. TD, through its wholly-owned subsidiary Tallgrass Operations, LLC ("Tallgrass Operations"), provided and charged us for direct and indirect costs of services  provided to us or incurred on our behalf including employee labor costs, information technology services, employee health and retirement benefits, and all other expenses necessary or appropriate to the conduct of our business. We recorded these costs on the accrual basis in the period in which TD incurred them. On May 17, 2013, in connection with the closing of TEP’s initial public offering, TEP and its general partner entered into an Omnibus Agreement with TD and certain of its affiliates, including Tallgrass Operations (the "Omnibus Agreement"). The Omnibus Agreement provides that, among other things, TEP will reimburse TD and its affiliates for all expenses they incur and payments they make on TEP’s behalf, including the costs of employee and director compensation and benefits as well as the cost of the provision of certain centralized corporate functions performed by TD, including legal, accounting, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology and human resources in each case to the extent reasonably allocable to TEP.
TEP’s general and administrative costs under the Omnibus Agreement were $5.5 million and $10.9 million for the three and six months ended June 30, 2015, respectively, excluding costs attributable to Pony Express. Pony Express had general and administrative costs of $5.2 million and $10.3 million for the three and six months ended June 30, 2015, respectively. TEP also pays a quarterly reimbursement to TD for costs associated with being a public company. The quarterly public company reimbursement was $635,000 for the second quarter of 2015. These amounts will be periodically reviewed and adjusted as necessary to continue to reflect reasonable allocation of costs to TEP.
Due to the cash management agreement discussed in Note 2 – Summary of Significant Accounting Policies, intercompany balances at the Predecessor Entities were periodically settled and treated as equity distributions prior to April 1, 2014 for Trailblazer and prior to September 1, 2014 for Pony Express. Balances lent to TD under the Pony Express cash management agreement effective September 1, 2014 are classified as related party receivables in the condensed consolidated balance sheets. We recognized interest income from TD of $0.4 million during the three and six months ended June 30, 2015 on the receivable balance under the Pony Express cash management agreement.
Totals of transactions with affiliated companies are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Cost of transportation services	$6,233	$—	$10,591	$—
Charges to TEP: (1)
Property, plant and equipment, net	$1,594	$3,186	$2,901	$6,586
Operation and maintenance	$5,825	$4,608	$11,248	$8,956
General and administrative	$9,315	$4,676	$18,571	$9,603

(1)	Charges to TEP, inclusive of Pony Express, include directly charged wages and salaries, other compensation and benefits, and shared services.

Details of balances with affiliates included in "Receivable from related party" and "Accounts payable to related parties" in the condensed consolidated balance sheets are as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Receivable from related party:
Tallgrass Operations, LLC	$—	$73,393
Total receivable from related party	$—	$73,393
Accounts payable to related parties:
Tallgrass Operations, LLC	$3,688	$3,894
Rockies Express Pipeline LLC	84	21
Total accounts payable to related parties	$3,772	$3,915
Balances of gas imbalances with affiliated shippers are as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Affiliate gas balance receivables	$11	$275
Affiliate gas balance payables	$405	$455
6. Inventory
The components of inventory at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Crude oil	$2,855	$581
Materials and supplies	5,415	3,049
Natural gas liquids	386	519
Gas in underground storage	6,506	8,896
Total inventory	$15,162	$13,045
7. Property, Plant and Equipment
A summary of net property, plant and equipment by classification is as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Crude oil pipelines	$1,154,685	$939,536
Natural gas pipelines	553,595	548,482
Processing and treating assets	237,045	241,671
General and other	63,530	42,719
Construction work in progress	28,615	139,873
Accumulated depreciation and amortization	(94,454)	(59,200)
Total property, plant and equipment, net	$1,943,016	$1,853,081
8. Risk Management
We occasionally enter into derivative contracts with third parties for the purpose of hedging exposures that accompany our normal business activities. Our normal business activities directly and indirectly expose us to risks associated with changes in the market price of crude oil and natural gas, among other commodities. Specifically, the risks associated with changes in the market price of natural gas include, among others (i) pre-existing or anticipated physical natural gas sales, (ii) natural gas purchases and (iii) natural gas system use and storage. We have elected not to apply hedge accounting and changes in the fair value of all derivative contracts are recorded in earnings in the period in which the change occurs.

Fair Value of Derivative Contracts
The following table summarizes the fair values of our derivative contracts included in the condensed consolidated balance sheets:

	Balance Sheet Location	June 30, 2015	December 31, 2014
		(in thousands)
Energy commodity derivative contracts	Current liabilities	$41	$—
As of June 30, 2015, the fair value shown for commodity contracts was comprised of derivative volumes for short natural gas fixed-price swaps totaling 0.9 Bcf. As of December 31, 2014 there were no derivative contracts outstanding.
Effect of Derivative Contracts in the Statements of Income
The following table summarizes the impact of derivative contracts for the three and six months ended June 30, 2015 and 2014:

		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of gain (loss) recognized in income on derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
		(in thousands)
Derivatives not designated as hedging contracts:
Energy commodity derivative contracts	Sales of natural gas, NGLs, and crude oil	$(131)	$(106)	$(41)	$(458)
Credit Risk
We have counterparty credit risk as a result of our use of derivative contracts. Our counterparties consist of major financial institutions. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions.
We maintain credit policies that we believe minimize our overall credit risk. These policies include (i) evaluation of potential counterparties’ financial condition (including credit ratings), (ii) collateral requirements under certain circumstances and (iii) the use of standardized agreements which allow for netting of positive and negative exposure associated with a single counterparty. Based on our policies and exposure, our management does not currently anticipate a material adverse effect on our financial position, results of operations, or cash flows as a result of counterparty performance.
Our over-the-counter swaps are entered into with counterparties outside central trading organizations such as a futures, options or stock exchanges. These contracts are with financial institutions with investment grade credit ratings. While we enter into derivative transactions principally with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future. As of June 30, 2015, the fair value of TEP’s derivative contracts was a liability, resulting in no credit exposure from TEP’s counterparties as of that date.
In addition, when the market value of our derivative contracts with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. Accordingly, entity valuation adjustments are necessary to reflect the effect of our own credit quality on the fair value of our net liability position with each counterparty. The methodology to determine this adjustment is consistent with how we evaluate counterparty credit risk, taking into account current credit spreads for its comparative industry sector, as well as any change in such spreads since the last measurement date. As of June 30, 2015 and December 31, 2014, we did not have any outstanding letters of credit or cash in margin accounts in support of our hedging of commodity price risks associated with the sale of natural gas nor did we have margin deposits with counterparties associated with energy commodity contract positions.
Fair Value
Derivative assets and liabilities are measured and reported at fair value. Derivative contracts can be exchange-traded or over-the-counter ("OTC"). Exchange-traded derivative contracts typically fall within Level 1 of the fair value hierarchy if they are traded in an active market. We value exchange-traded derivative contracts using quoted market prices for identical securities.

OTC derivatives are valued using models utilizing a variety of inputs including contractual terms and commodity and interest rate curves. The selection of a particular model and particular inputs to value an OTC derivative contract depends upon the contractual terms of the instrument as well as the availability of pricing information in the market. We use similar models to value similar instruments. For OTC derivative contracts that trade in liquid markets, such as generic forwards and swaps, model inputs can generally be verified and model selection does not involve significant management judgment. Such contracts are typically classified within Level 2 of the fair value hierarchy.
Certain OTC derivative contracts trade in less liquid markets with limited pricing information; as such, the determination of fair value for these derivative contracts is inherently more difficult. Such contracts are classified within Level 3 of the fair value hierarchy. The valuations of these less liquid OTC derivatives are typically impacted by Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Use of a different valuation model or different valuation input values could produce a significantly different estimate of fair value. However, derivative contracts valued using inputs unobservable in active markets are generally not material to our financial statements.
When appropriate, valuations are adjusted for various factors including credit considerations. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.
The following table summarizes the fair value measurements of our energy commodity derivative contracts as of June 30, 2015 based on the fair value hierarchy established by the Codification:

		Liability fair value measurements using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
TEP as of June 30, 2015
Energy commodity derivative contracts	$41	$—	$41	$—
9. Long-term Debt
The following table sets forth the outstanding borrowings, letters of credit issued, and available borrowing capacity under our revolving credit facility as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in thousands)
Total capacity under the revolving credit facility	$850,000	$850,000
Less: Outstanding borrowings under the revolving credit facility	(706,000)	(559,000)
Available capacity under the revolving credit facility	$144,000	$291,000
The revolving credit facility contains various covenants and restrictive provisions that, among other things, limit or restrict our ability (as well as the ability of our restricted subsidiaries) to incur or guarantee additional debt, incur certain liens on assets, dispose of assets, make certain distributions (including distributions of available cash, if a default or event of default under the credit agreement then exists or would result from making such a distribution), change the nature of our business, engage in certain mergers or make certain investments and acquisitions, enter into non-arms-length transactions with affiliates and designate certain subsidiaries as "Unrestricted Subsidiaries." In addition, we are required to maintain a consolidated leverage ratio of not more than 4.75 to 1.00 (which will be increased to 5.25 to 1.00 for certain measurement periods following the consummation of certain acquisitions) and a consolidated interest coverage ratio of not less than 2.50 to 1.00. As of June 30, 2015, we are in compliance with the covenants required under the revolving credit facility.
The unused portion of the revolving credit facility is subject to a commitment fee, which ranges from 0.300% to 0.500%, based on our total leverage ratio. As of June 30, 2015, the weighted average interest rate on outstanding borrowings was 1.94%.

Fair Value
The following table sets forth the carrying amount and fair value of our long-term debt, which is not measured at fair value in the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, but for which fair value is disclosed:

	Fair Value
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Carrying Amount
	(in thousands)
June 30, 2015	$—	$706,000	$—	$706,000	$706,000
December 31, 2014	$—	$559,000	$—	$559,000	$559,000
The long-term debt borrowed under the revolving credit facility is carried at amortized cost. As of June 30, 2015 and December 31, 2014, the fair value approximates the carrying amount for the borrowings under the revolving credit facility using a discounted cash flow analysis. We are not aware of any factors that would significantly affect the estimated fair value subsequent to June 30, 2015.
10. Partnership Equity and Distributions
February Public Offering
On February 27, 2015, we sold 10,000,000 common units representing limited partner interests in an underwritten public offering at a price of $50.82 per unit, or $49.29 per unit net of the underwriter's discount, for net proceeds of approximately $492.4 million after deducting the underwriter's discount and offering expenses paid by TEP. TEP used the net proceeds from the offering to fund a portion of the consideration for the acquisition of an additional 33.3% membership interest in Pony Express as discussed in Note 4 – Acquisitions. Pursuant to the underwriters' option to purchase additional units, TEP sold an additional 1,200,000 common units representing limited partner interests to the underwriters at a price of $50.82 per unit, or $49.29 per unit net of the underwriter’s discount, for net proceeds of approximately $59.3 million after deducting the underwriter’s discount and offering expenses paid by TEP. TEP used the net proceeds from this additional purchase of common units to reduce borrowings under its revolving credit facility, a portion of which were used to fund the March 2015 acquisition of an additional 33.3% membership interest in Pony Express as discussed in Note 4 – Acquisitions.
Distributions to Holders of Common Units, Subordinated Units, General Partner Units and Incentive Distribution Rights
Our partnership agreement requires us to distribute our available cash, as defined below, to unitholders of record on the applicable record date within 45 days after the end of each quarter, beginning with the quarter ended June 30, 2013. Our partnership agreement provides that available cash, each quarter, is first distributed to the common unitholders and the general partner on a pro rata basis until each common unitholder has received $0.2875 per unit, which amount is defined in our partnership agreement as the minimum quarterly distribution ("MQD").
The following table shows the distributions for the periods indicated:

		Distributions
		Limited Partners Common and Subordinated Units	General Partner			Distributions per Limited Partner Unit
Three Months Ended	Date Paid		Incentive Distribution Rights	General Partner Units	Total
		(in thousands, except per unit amounts)
June 30, 2015	August 14, 2015 (1)	$35,135	$10,418	$627	$46,180	$0.5800
March 31, 2015	May 14, 2015	31,322	6,934	530	38,786	0.5200
December 31, 2014	February 13, 2015	23,782	4,039	473	28,294	0.4850
September 30, 2014	November 14, 2014	20,092	1,208	363	21,663	0.4100
June 30, 2014	August 14, 2014	18,596	758	330	19,684	0.3800
March 31, 2014	May 14, 2014	13,288	126	274	13,688	0.3250

(1)
The distribution declared on July 15, 2015 for the second quarter of 2015 will be paid on August 14, 2015 subsequent to the date of this Quarterly Report on 60,576,357 common units of record at the close of business on July 31, 2015.

Subordinated Units
Under the terms of TEP's partnership agreement and upon the payment of the quarterly cash distribution to unitholders on February 13, 2015, the subordination period ended. As a result, the 16,200,000 subordinated units held by TD converted into common units on a one for one basis on February 17, 2015.
General Partner Units
As of June 30, 2015, the general partner owns an approximate 1.4% general partner interest in TEP, represented by 834,391 general partner units. Under TEP’s partnership agreement, the general partner may at any time (but is under no obligation to) contribute additional capital to TEP in order to maintain or attain a 2% general partner interest.
Incentive Distribution Rights
The general partner also owns all of the IDRs. IDRs represent the right to receive an increasing percentage (13%, 23% and 48%) of quarterly distributions of available cash from operating surplus after the MQD and each target distribution level has been achieved. The general partner may transfer these rights separately from its general partner interest, subject to restrictions in TEP’s partnership agreement.
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

Other Contributions and Distributions
During the six months ended June 30, 2015, TEP was deemed to have made a noncash capital distribution of $324.3 million to the general partner, which represents the excess purchase price over the carrying value of the additional 33.3% membership interest in Pony Express acquired effective March 1, 2015. See Note 4 - Acquisitions for additional information regarding the transaction. TEP also recognized contributions from noncontrolling interests of $68.7 million, which consisted primarily of contributions from TD to Pony Express to fund construction of the lateral in Northeast Colorado, and distributions to noncontrolling interests of $22.6 million.
During the six months ended June 30, 2014, the Trailblazer Predecessor and Pony Express Predecessor recognized net contributions from TD of $460.4 million. TEP also recognized a $27.5 million contribution from TD representing the difference between the carrying amount of the Replacement Gas Facilities, as discussed in Note 13 – Regulatory Matters, and the proceeds received from TD.
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
The two-class method does not impact our overall net income or other financial results; however, in periods in which aggregate net income exceeds our aggregate distributions for such period, it will have the impact of reducing net income per limited partner unit. This result occurs as a larger portion of our aggregate earnings, as if distributed, is allocated to the incentive distribution rights (which are currently held by our general partner), even though we make distributions on the basis of available cash and not earnings. In periods in which our aggregate net income does not exceed our aggregate distributions for such period, the two-class method does not have any impact on our calculation of earnings per limited partner unit.
Basic earnings per unit is computed by dividing net earnings attributable to unitholders by the weighted average number of units outstanding during each period. Diluted earnings per unit reflects the potential dilution of common equivalent units that could occur if equity participation units are converted into common units.
All net income or loss from Trailblazer prior to its acquisition on April 1, 2014 and Pony Express prior to its acquisition effective September 1, 2014 is allocated to predecessor operations in the table below. Historical earnings of transferred businesses for periods prior to the date of those common control drop-down transactions are solely those of the general partner and, therefore we have appropriately excluded any allocation to the limited partner units when determining net income available to common and subordinated unitholders. We present the financial results of any transferred business prior to the drop down transaction date in the line item "Predecessor operations interest in net (income) loss" in the table below.
The following table illustrates the Partnership’s calculation of net income per common and subordinated unit for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per unit amounts)
Net income	$53,231	$14,728	$76,221	$31,345
Net (income) loss attributable to noncontrolling interests	(8,332)	558	997	1,065
Net income attributable to partners	44,899	15,286	77,218	32,410
Predecessor operations interest in net loss (income)	—	1,581	—	(2,643)
General partner interest in net income	(11,030)	(1,096)	(18,468)	(1,477)
Common and subordinated unitholders' interest in net income	$33,869	$15,771	$58,750	$28,290
Basic net income per common and subordinated unit	$0.56	$0.39	$1.04	$0.70
Diluted net income per common and subordinated unit	$0.55	$0.38	$1.02	$0.68
Basic average number of common and subordinated units outstanding	60,362	40,885	56,566	40,694
Equity Participation Unit equivalent units	863	1,020	838	930
Diluted average number of common and subordinated units outstanding	61,225	41,905	57,404	41,624
12. Equity-Based Compensation
For additional information regarding our Long-term Incentive Plan ("LTIP"), see Note 15 – Equity-Based Compensation to our Consolidated Financial Statements included in Part II of the 2014 Form 10-K/A.
The following table summarizes the changes in the equity participation units ("EPUs") outstanding for the six months ended June 30, 2015:

	Six Months Ended June 30, 2015
	Equity Participation Units	Weighted Average Grant Date Fair Value
Beginning of period	1,525,750	$18.75
Granted	109,333	41.75
Vested (1)	(477,387)	(19.30)
Forfeited	(35,496)	(17.06)
End of period	1,122,200	$20.90

(1)
During the six months ended June 30, 2015, approximately 342,252 common units (net of tax withholding of approximately 135,135 common units) were issued in connection with the settlement of vested awards.

13. Regulatory Matters
There are currently no proceedings challenging the rates of Pony Express, Tallgrass Interstate Gas Transmission, LLC ("TIGT"), or Trailblazer. Regulators, as well as shippers, do have rights, under circumstances prescribed by applicable regulations, to challenge the rates that we charge at our regulated entities. Further, the statute governing service by Pony Express allows parties having standing to file complaints in regard to existing tariff rates and provisions. If the complaint is not resolved, the FERC may conduct a hearing and order a crude oil pipeline to make reparations going back for up to two years prior to the date on which a complaint was filed if a rate is found to be unjust and unreasonable. We can provide no assurance that current rates will remain unchallenged. Any successful challenge could have a material, adverse effect on our future earnings and cash flows.

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
2015 Annual Fuel Tracker Filing - Docket No. RP15-841-000
On April 1, 2015, Trailblazer made its annual fuel tracker filing with a proposed effective date of May 1, 2015 in Docket No. RP15-841-000. This filing incorporates the revised fuel tracker and power cost tracker mechanisms agreed to in the 2013 Rate Case Filing settlement, which resolves all outstanding issues related to Trailblazer fuel recoveries. The FERC approved this filing on April 23, 2015.
Pony Express
On September 19, 2014, Pony Express filed with the FERC to adopt a tariff for initial local non-contract rates as well as initial Rules and Regulations in accordance with the Interstate Commerce Act to be effective starting on October 1, 2014. Local Contract Tariff rates were filed with the FERC on October 29, 2014 to be effective starting November 1, 2014. Joint Contract Tariff rates for oil received into the Pony Express System from the Belle Fourche Pipeline were filed on October 16, 2014 to be effective starting November 1, 2014. Joint Contract Tariff rates for oil received into the Pony Express pipeline system from Hiland Pipeline Company were filed on February 27, 2015 and effective April 1, 2015.

On May 18, 2015, Pony Express filed with the FERC to implement tariff contract rates for Pony Express’ newly constructed lateral in Northeast Colorado effective June 1, 2015.
On May 29, 2015, tariff filings were made with the FERC in Docket No. IS15-492-000 to increase the Pony Express local contract rates for service from the Guernsey origin, and for local non-contract rates from all origins, by amounts reflecting the FERC annual index adjustment of approximately 4.6% effective July 1, 2015. A tariff filing was also made in Docket No. IS15-493-000 on that date to increase joint tariff contract rates for service on Pony Express, Belle Fourche Pipeline Company, and Bridger Pipeline, LLC by approximately 4.6% effective July 1, 2015.
14. Legal and Environmental Matters
Legal
In addition to the matters discussed below, we are a defendant in various lawsuits arising from the day-to-day operations of our business. Although no assurance can be given, we believe, based on our experiences to date, that the ultimate resolution of such routine items will not have a material adverse impact on our business, financial position, results of operations or cash flows.
We have evaluated claims in accordance with the accounting guidance for contingencies that we deem both probable and reasonably estimable and, accordingly, had reserves for legal claims of approximately $0.6 million as of June 30, 2015 and December 31, 2014.
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
Environmental, Health and Safety
We are subject to a variety of federal, state and local laws that regulate permitted activities relating to air and water quality, waste disposal, and other environmental matters. We believe that compliance with these laws will not have a material adverse impact on our business, cash flows, financial position or results of operations. However, there can be no assurances that future events, such as changes in existing laws, the promulgation of new laws, or the development of new facts or conditions will not cause us to incur significant costs. We had environmental reserves of $5.1 million and $5.3 million at June 30, 2015 and December 31, 2014, respectively.
TMID
Casper Plant, U.S. EPA Notice of Violation
In August 2011, the U.S. EPA and the Wyoming Department of Environmental Quality ("WDEQ") conducted an inspection of the Leak Detection and Repair ("LDAR") Program at the Casper Gas Plant in Wyoming. In September 2011, Tallgrass Midstream, LLC ("TMID") received a letter from the U.S. EPA alleging violations of the Standards of Performance of Equipment Leaks for Onshore Natural Gas Processing Plant requirements under the Clean Air Act. TMID received a letter from the U.S. EPA concerning settlement of this matter in April 2013 and received additional settlement communications from the U.S. EPA and Department of Justice beginning in July 2014. Settlement negotiations are continuing, including attempted resolution of more recently identified LDAR issues and the possible inclusion of TIGT as a party to any possible settlement as a result of TIGT owning a compressor that is located adjacent to the Casper Gas Plant site.
Casper Mystery Bridge Superfund Site
The Casper Gas Plant is part of the Mystery Bridge Road/U.S. Highway 20 Superfund Site also known as Casper Mystery Bridge Superfund Site. Remediation work at the Casper Gas Plant has been completed and we have requested that the portion of the site attributable to us be delisted from the National Priorities List.

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
TIGT
System Failure
On June 13, 2013, a failure occurred on a segment of the TIGT pipeline system in Goshen County, Wyoming, resulting in the release of natural gas. The line was promptly brought back into service and the failure did not cause any known injuries, fatalities, fires or evacuations. We are currently working with PHMSA to develop a plan to close the Corrective Action Order received from PHMSA regarding the Goshen County failure and do not believe the cost of anticipated remediation activities will be material.
Trailblazer
Pipeline Integrity Management Program
Trailblazer recently completed smart tool surveys and preliminary analysis on segments of its natural gas pipeline to evaluate the growth rate of corrosion downstream of compressor stations. Trailblazer currently believes that approximately 25 - 35 miles of pipe will likely need to be repaired or replaced in order for the pipeline to operate at its maximum allowable operating pressure of 1,000 pounds per square inch, or psig. Such repair or replacement may occur over a period of years, depending upon final assessment of corrosion growth rates and the remediation and repair plan adopted by Trailblazer. Until then, Trailblazer is operating at a reduced pressure, public notice of which was first provided in June 2014. The current pressure reduction is not expected to prevent Trailblazer from fulfilling its firm service obligations at existing subscription levels and to date it has not had a material adverse financial impact on TEP.
During 2015, Trailblazer is scheduled to complete approximately 25 excavation digs at an aggregate cost of approximately $850,000 (all of which is included in Trailblazer’s 2015 budget) to confirm the corrosion growth rates suggested by the smart tool surveys and preliminary analysis. Segments of the Trailblazer Pipeline that require full replacement are currently expected to cost in the range of approximately $2.2 million to $2.7 million per mile. Repair costs on sections of the pipeline that do not require full replacement are expected to be less on a per mile basis. Trailblazer is currently devising a remediation and repair plan, which involves, among other things, finalizing cost recovery options, establishing project scope and timing and setting an overall project budget. Trailblazer is currently exploring all possible cost recovery options. It may not ultimately be able to recover any or all of such out of pocket costs unless and until Trailblazer recovers them through a general rate increase or other FERC-approved recovery mechanism, or through negotiated rate agreements with its customers.
In connection with TEP’s acquisition of the Trailblazer Pipeline, TD agreed to contractually indemnify TEP for any out of pocket costs TEP incurs between April 1, 2014 and April 1, 2017 related to repairing or remediating the Trailblazer Pipeline, to the extent that such actions are necessitated by external corrosion caused by the pipeline’s disbonded Hi-Melt CTE coating. The contractual indemnity provided to TEP by TD is currently capped at $20 million and is subject to TEP’s first paying an annual $1.5 million deductible.
Pony Express
System Failures
On August 31, 2014, a leak occurred at the Sterling Pump Station on the Pony Express System in Logan County, Colorado, which resulted in a release of approximately 200 bbls of crude oil. The spill was entirely contained on our property and the costs to remediate were not material. In April 2015, PHSMA granted our request to consider the Sterling Pump Station incident closed with no further action.
On March 12, 2015, an event occurred at the Yoder Pump Station in Goshen County, Wyoming, related to repair and replacement activities resulting in a spill of approximately 300 bbls of crude oil. We have presented our incident investigation findings to PHMSA and are currently working with PHMSA to resolve the matter. We do not believe the cost of anticipated remediation activities will be material.

15. Reporting Segments
Our operations are located in the United States. We are organized into three reporting segments: (1) Natural Gas Transportation & Logistics, (2) Crude Oil Transportation & Logistics, and (3) Processing & Logistics.
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
Crude Oil Transportation & Logistics
The Crude Oil Transportation & Logistics segment is engaged in ownership, construction, and operation of the Pony Express System, which is a FERC-regulated crude oil pipeline serving the Bakken Shale and other nearby oil producing basins. The mainline portion of the Pony Express System was placed in service in October 2014. The Pony Express System also includes a lateral pipeline in Northeast Colorado, which interconnects with the Pony Express System just east of Sterling, Colorado and was placed in service in April 2015. As discussed in Note 2 – Summary of Significant Accounting Policies, results for prior periods have been recast to reflect the operations of Pony Express.
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
Corporate and Other
Corporate and Other includes corporate overhead costs that are not directly associated with the operations of our reportable segments, such as interest and fees associated with TEP’s revolving credit facility, public company costs reimbursed to TD, and equity-based compensation expense.
These segments are monitored separately by management for performance and are consistent with internal financial reporting. These segments have been identified based on the differing products and services, regulatory environment and the expertise required for their respective operations.
We consider Adjusted EBITDA our primary segment performance measure as we believe it is the most meaningful measure to assess our financial condition and results of operations as a public entity. We define Adjusted EBITDA, a non-GAAP measure, as net income excluding the impact of interest, income taxes, depreciation and amortization, non-cash income or loss related to derivative instruments, non-cash long-term compensation expense, impairment losses, gains or losses on asset or business disposals or acquisitions, gains or losses on the repurchase, redemption or early retirement of debt, and earnings from unconsolidated investments, but including the impact of distributions from unconsolidated investments.

The following tables set forth our segment information for the periods indicated:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
Revenue:	Total Revenue	Inter- Segment	External Revenue	Total Revenue	Inter- Segment	External Revenue
	(in thousands)			(in thousands)
Natural Gas Transportation & Logistics	$30,969	$(1,344)	$29,625	$33,940	$(1,330)	$32,610
Crude Oil Transportation & Logistics	75,219	—	75,219	—	—	—
Processing & Logistics	28,126	—	28,126	44,710	—	44,710
Corporate and Other	—	—	—	—	—	—
Total Revenue	$134,314	$(1,344)	$132,970	$78,650	$(1,330)	$77,320

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
Revenue:	Total Revenue	Inter- Segment	External Revenue	Total Revenue	Inter- Segment	External Revenue
		(in thousands)			(in thousands)
Natural Gas Transportation & Logistics	$64,579	$(2,690)	$61,889	$73,571	$(2,585)	$70,986
Crude Oil Transportation & Logistics	125,600	—	125,600	—	—	—
Processing & Logistics	60,156	—	60,156	101,113	—	101,113
Corporate and Other	—	—	—	—	—	—
Total Revenue	$250,335	$(2,690)	$247,645	$174,684	$(2,585)	$172,099

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
Adjusted EBITDA:	Total Adjusted EBITDA	Inter- Segment	External Adjusted EBITDA	Total Adjusted EBITDA	Inter- Segment	External Adjusted EBITDA
	(in thousands)			(in thousands)
Natural Gas Transportation & Logistics	$16,591	$(1,344)	$15,247	$15,066	$(1,330)	$13,736
Crude Oil Transportation & Logistics	46,320	1,344	47,664	—	—	—
Processing & Logistics	7,077	—	7,077	5,511	—	5,511
Corporate and Other	(1,036)	—	(1,036)	(625)	—	(625)
Reconciliation to Net Income:
Interest expense, net			3,893			2,139
Depreciation and amortization expense, net of noncontrolling interest			18,302			8,874
Non-cash loss (gain) related to derivative instruments			131			(96)
Non-cash compensation expense			1,727			1,308
Distributions from unconsolidated investment			—			772
Equity in earnings of unconsolidated investment			—			(273)
Gain on remeasurement of unconsolidated investment			—			(9,388)
Net income attributable to partners			$44,899			$15,286

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
Adjusted EBITDA:	Total Adjusted EBITDA	Inter- Segment	External Adjusted EBITDA	Total Adjusted EBITDA	Inter- Segment	External Adjusted EBITDA
	(in thousands)			(in thousands)
Natural Gas Transportation & Logistics	$35,837	$(2,690)	$33,147	$34,928	$(2,585)	$32,343
Crude Oil Transportation & Logistics	71,826	2,690	74,516	—	—	—
Processing & Logistics	15,795	—	15,795	15,107	—	15,107
Corporate and Other	(1,671)	—	(1,671)	(1,250)	—	(1,250)
Reconciliation to Net Income:
Interest expense, net			7,333			3,433
Depreciation and amortization expense, net of noncontrolling interest			38,835			16,678
Non-cash loss from asset sales			4,483			—
Non-cash loss related to derivative instruments			41			255
Non-cash compensation expense			3,254			2,249
Distributions from unconsolidated investment			—			1,280
Equity in earnings of unconsolidated investment			—			(717)
Non-cash loss allocated to noncontrolling interest			(9,377)			—
Gain on remeasurement of unconsolidated investment			—			(9,388)
Net income attributable to partners			$77,218			$32,410

	Six Months Ended June 30,
Capital Expenditures:	2015	2014
	(in thousands)
Natural Gas Transportation & Logistics	$7,061	$13,956
Crude Oil Transportation & Logistics	32,501	459,457
Processing & Logistics	9,982	5,896
Corporate and Other	—	—
Total capital expenditures	$49,544	$479,309

Assets:	June 30, 2015	December 31, 2014
	(in thousands)
Natural Gas Transportation & Logistics	$716,147	$716,106
Crude Oil Transportation & Logistics	1,423,163	1,394,793
Processing & Logistics	336,818	340,620
Corporate and Other	5,314	5,678
Total assets	$2,481,442	$2,457,197
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this Quarterly Report, unless the context otherwise requires, "we," "us," "our," the "Partnership," "TEP" and similar terms refer to Tallgrass Energy Partners, LP, together with its consolidated subsidiaries. The term our "general partner" refers to Tallgrass MLP GP, LLC. References to "TD" refer to Tallgrass Development, LP. Historical periods have been recast to reflect the operations of Trailblazer Pipeline Company LLC ("Trailblazer"), which was acquired on April 1, 2014, and Tallgrass Pony Express Pipeline, LLC ("Pony Express"), of which TEP acquired a controlling 33.3% membership interest effective September 1, 2014. TEP's subsequent acquisition of an additional 33.3% membership interest in Pony Express on March 1, 2015 represents an acquisition of noncontrolling interests. As a result, financial information for periods prior to that transaction have not been recast to reflect the additional 33.3% membership interest. In certain circumstances and for ease of reading we discuss the financial results of these entities prior to their respective acquisitions as being "our" financial results during historic periods, although Trailblazer was owned by TD from November 13, 2012 to March 31, 2014, and Pony Express was wholly-owned by TD from November 13, 2012 to August 31, 2014.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report. Additionally, the following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto, the related "Management's Discussion and Analysis of Financial Condition and Results of Operations," the discussion of "Risk Factors" and the discussion of TEP's "Business" in our Annual Report on Form 10-K/A for the year ended December 31, 2014 (our "2014 Form 10-K/A") filed with the United States Securities and Exchange Commission on June 4, 2015.
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
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, when considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	our ability to complete and integrate acquisitions from TD or from third parties, including our acquisition of an additional 33.3% interest in Pony Express that was completed in March 2015;

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by third-party operators, processors and transporters;

•	the demand for natural gas transportation, storage and processing services and crude oil transportation services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	the availability and price of natural gas and crude oil, and fuels derived from both, to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•	operating hazards and other risks incidental to transporting crude oil and transporting, storing and processing natural gas;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	large customer defaults;

•	changes in tax status;

•	the effects of existing and future laws and governmental regulations;

•	the effects of future litigation; and

•	certain factors discussed elsewhere in this Quarterly Report.
Forward-looking statements speak only as of the date on which they are made. While we may update these statements from time to time, we are not required to do so other than pursuant to the securities laws.
Overview
TEP is a publicly traded, growth-oriented Delaware limited partnership formed in 2013 to own, operate, acquire and develop midstream energy assets in North America. We currently provide natural gas transportation and storage services for customers in the Rocky Mountain and Midwest regions of the United States through the Tallgrass Interstate Gas Transmission system, a FERC-regulated natural gas transportation and storage system located in Colorado, Kansas, Missouri, Nebraska and Wyoming (the “TIGT System”), and a FERC-regulated natural gas pipeline system extending from the Colorado and Wyoming border to Beatrice, Nebraska (the “Trailblazer Pipeline”). We provide crude oil transportation to customers in Wyoming, Colorado, and the surrounding regions through our membership interest in Pony Express, which owns a crude oil pipeline commencing in Guernsey, Wyoming and terminating in Cushing, Oklahoma (the “Pony Express System”). We also provide services for customers in Wyoming at the Casper and Douglas natural gas processing facilities and the West Frenchie Draw natural gas treating facility, or, collectively, the Midstream Facilities, and we provide water business services to customers in Colorado and Texas through BNN Water Solutions, LLC ("Water Solutions"). Our operations are strategically located in and provide services to certain key United States hydrocarbon basins, including the Denver-Julesburg, Powder River, Wind River, Permian and Hugoton-Anadarko Basins and the Niobrara, Mississippi Lime, Eagle Ford and Bakken shale formations.
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

Recent Developments
Distribution Declared
On July 15, 2015, the Board of Directors of our general partner declared a cash distribution for the quarter ended June 30, 2015 of $0.58 per common unit. The distribution will be paid on August 14, 2015, to unitholders of record on July 31, 2015.
U.S. Crude Oil and Natural Gas Supply and Demand Dynamics
Crude oil, natural gas and products derived from both continue to be critical components of energy supply and demand in the United States. Although crude oil and natural gas prices have declined in the latter part of 2014 and into 2015, we believe that the long-term prospects for continued crude oil and natural gas production increases are favorable and will be driven in part by increased domestic demand resulting from population and economic growth, higher industrial consumption in the U.S. and a desire to reduce domestic reliance on imports. We expect natural gas to continue to displace coal-fired electricity generation due to the low prices of natural gas and stricter environmental regulations on the mining and burning of coal. For additional information, please read Item 3. – Quantitative and Qualitative Disclosures About Market Risk.
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
Operating Costs and Expenses
The primary components of our operating costs and expenses that we evaluate include cost of sales, cost of transportation services, operations and maintenance and general and administrative costs. Our operating expenses are driven primarily by expenses related to the operation, maintenance and growth of our asset base.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Reconciliation of Adjusted EBITDA to Net Income
Net income attributable to partners	$44,899	$15,286	$77,218	$32,410
Add:
Interest expense, net of noncontrolling interest	3,893	2,139	7,333	3,433
Depreciation and amortization expense, net of noncontrolling interest	18,302	8,874	38,835	16,678
Non-cash loss from asset sales	—	—	4,483	—
Non-cash loss (gain) related to derivative instruments	131	(96)	41	255
Non-cash compensation expense	1,727	1,308	3,254	2,249
Distributions from unconsolidated investment	—	772	—	1,280
Less:
Gain on remeasurement of unconsolidated investment	—	(9,388)	—	(9,388)
Non-cash loss allocated to noncontrolling interest	—	—	(9,377)	—
Equity in earnings of unconsolidated investment	—	(273)	—	(717)
Adjusted EBITDA	$68,952	$18,622	$121,787	$46,200
Reconciliation of Adjusted EBITDA and Distributable Cash Flow to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$63,579	$3,522	$112,218	$31,125
Add:
Interest expense, net of noncontrolling interest	3,893	2,139	7,333	3,433
Other, including changes in operating working capital	1,480	12,961	2,236	11,642
Adjusted EBITDA	$68,952	$18,622	$121,787	$46,200
Less:
Maintenance capital expenditures	(3,067)	(2,531)	(4,578)	(3,472)
Cash interest expense	(3,482)	(1,909)	(6,513)	(3,082)
Pony Express deficiency payments received, net	3,416	—	3,708	—
Distributions to noncontrolling interest in excess of earnings	(8,894)	—	(10,997)	—
Cash flow attributable to predecessor operations	—	1,330	—	(4,052)
Distributable Cash Flow	$56,925	$15,512	$103,407	$35,594
The following table presents a reconciliation of Adjusted EBITDA by segment to segment operating income, the most directly comparable GAAP financial measure, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Reconciliation of Adjusted EBITDA to Operating Income in the Natural Gas Transportation & Logistics Segment (1)
Operating income	$9,937	$8,318	$22,490	$21,284
Add:
Depreciation and amortization expense	5,754	6,115	11,825	11,720
Non-cash loss (gain) related to derivative instruments	131	(96)	41	255
Other income, net	769	729	1,481	1,669
Segment Adjusted EBITDA	$16,591	$15,066	$35,837	$34,928
Reconciliation of Adjusted EBITDA to Operating Income in the Crude Oil Transportation & Logistics Segment (1)
Operating income (loss)	$45,515	$(757)	$59,788	$(1,514)
Add:
Depreciation and amortization expense, net of noncontrolling interest	9,196	252	20,429	504
Adjusted EBITDA attributable to noncontrolling interests	(8,391)	505	(8,391)	1,010
Segment Adjusted EBITDA	$46,320	$—	$71,826	$—
Reconciliation of Adjusted EBITDA to Operating Income in the Processing & Logistics Segment (1)
Operating income	$3,666	$2,177	$4,720	$9,318
Add:
Depreciation and amortization expense, net of noncontrolling interest	3,352	2,507	6,581	4,454
Non-cash loss from asset sales	—	—	4,483	—
Distributions from unconsolidated investment	—	772	—	1,280
Adjusted EBITDA attributable to noncontrolling interests	59	55	11	55
Segment Adjusted EBITDA	$7,077	$5,511	$15,795	$15,107
Total Segment Adjusted EBITDA	$69,988	$20,577	$123,458	$50,035
Corporate general and administrative costs	(1,036)	(625)	(1,671)	(1,250)
Elimination of intersegment activity	—	(1,330)	—	(2,585)
Total Adjusted EBITDA	$68,952	$18,622	$121,787	$46,200

(1)
Segment results as presented represent total operating income and Adjusted EBITDA, including intersegment activity, for the Natural Gas Transportation & Logistics, Crude Oil Transportation & Logistics, and Processing & Logistics segments. For reconciliations to the consolidated financial data, see Note 15 – Reporting Segments to the accompanying consolidated financial statements.

Results of Operations
The following provides a summary of our consolidated results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except operating data)
Revenues:
Sales of natural gas, NGLs, and crude oil	$20,011	$39,042	$41,880	$92,757
Natural gas transportation services	29,041	30,569	61,189	64,673
Crude oil transportation services	74,022	—	124,403	—
Processing and other revenues	9,896	7,709	20,173	14,669
Total Revenues	132,970	77,320	247,645	172,099
Operating Costs and Expenses:
Cost of sales	17,180	37,214	36,773	85,420
Cost of transportation services	13,492	5,288	24,207	10,405
Operations and maintenance	12,408	10,055	21,983	18,068
Depreciation and amortization	20,355	9,525	40,960	17,834
General and administrative	13,451	7,124	26,140	13,773
Taxes, other than income taxes	(271)	1,639	11,026	3,595
Loss on sale of assets	—	—	4,483	—
Total Operating Costs and Expenses	76,615	70,845	165,572	149,095
Operating Income	56,355	6,475	82,073	23,004
Other (Expense) Income:
Interest expense, net	(3,893)	(2,137)	(7,333)	(3,433)
Gain on remeasurement of unconsolidated investment	—	9,388	—	9,388
Equity in earnings of unconsolidated investment	—	273	—	717
Other income, net	769	729	1,481	1,669
Total Other (Expense) Income	(3,124)	8,253	(5,852)	8,341
Net income	53,231	14,728	76,221	31,345
Net (income) loss attributable to noncontrolling interests	(8,332)	558	997	1,065
Net income attributable to partners	$44,899	$15,286	$77,218	$32,410
Other Financial Data: (1)
Adjusted EBITDA	$68,952	$18,622	$121,787	$46,200
Operating Data:
Gas transportation firm contracted capacity (MMcf/d)	1,520	1,494	1,564	1,549
Crude oil transportation average throughput (Bbls/d)	237,184	N/A	201,495	N/A
Natural gas processing inlet volumes (MMcf/d)	130	136	138	144

(1)	For more information regarding Adjusted EBITDA and a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, please see "Non-GAAP Financial Measures" above.
Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Revenues. Total revenues were $133.0 million for the three months ended June 30, 2015, compared to $77.3 million for the three months ended June 30, 2014, which represents an increase of $55.7 million, or 72%, in total revenues. The overall increase in revenue was largely driven by revenues of $75.2 million in the Crude Oil Transportation & Logistics segment for the three months ended June 30, 2015. There were no revenues in that segment for the three months ended June 30, 2014 as Pony Express had not yet commenced commercial operations. The Crude Oil Transportation & Logistics segment revenue was partially offset by decreased revenues of $16.6 million and $3.0 million in the Processing & Logistics and Natural Gas Transportation & Logistics segments, respectively.

Operating costs and expenses. Operating costs and expenses were $76.6 million for the three months ended June 30, 2015 compared to $70.8 million for the three months ended June 30, 2014, which represents an increase of $5.8 million, or 8%. The increase in operating costs and expenses is primarily driven by increased operating costs and expenses of $28.9 million at Pony Express, reflecting the commencement of commercial operations at Pony Express, partially offset by decreased operating costs and expenses of $18.1 million and $4.6 million in the Processing & Logistics and Natural Gas Transportation & Logistics segments, respectively, primarily driven by decreased cost of sales related to lower natural gas and NGL prices.
Interest expense, net. Interest expense of $3.9 million and $2.1 million for the three months ended June 30, 2015 and 2014 was primarily composed of interest and fees associated with TEP’s revolving credit facility. The increase in interest and fees associated with TEP's revolving credit facility is primarily due to increased borrowings during the three months ended June 30, 2015 to fund a portion of the acquisition of an additional 33.3% membership interest in Pony Express.
Equity in earnings of unconsolidated investment. Equity in earnings of unconsolidated investment of $0.3 million for the three months ended June 30, 2014 was related to our investment in GWSI prior to TEP's consolidation of the Water Solutions business on May 13, 2014.
Other income, net. Other income, net typically includes rental income, income earned from certain customers related to the capital costs we incurred to connect these customers to our system, the allowance for funds used during construction at our regulated entities, and other noncash gains and losses. Other income for the three months ended June 30, 2015 was $0.8 million compared to $0.7 million for the three months ended June 30, 2014.
Net (income) loss attributable to noncontrolling interests. Net income attributable to noncontrolling interests of $8.3 million for the three months ended June 30, 2015 primarily reflects income attributable to TD's 33.3% membership interest in Pony Express. The net loss attributable to noncontrolling interests of $0.6 million for the three months ended June 30, 2014 primarily reflects TD's 66.7% noncontrolling interest of the amortization of use rights at Pony Express prior to commencement of commercial operations.
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Revenues. Total revenues were $247.6 million for the six months ended June 30, 2015, compared to $172.1 million for the six months ended June 30, 2014, which represents an increase of $75.5 million, or 44%, in total revenues. The overall increase in revenue was largely driven by revenues of $125.6 million in the Crude Oil Transportation & Logistics segment for the six months ended June 30, 2015. There were no revenues in that segment for the six months ended June 30, 2014 as Pony Express had not yet commenced commercial operations. The Crude Oil Transportation & Logistics segment revenue was partially offset by decreased revenues of $41.0 million and $9.0 million in the Processing & Logistics and Natural Gas Transportation & Logistics segments, respectively.
Operating costs and expenses. Operating costs and expenses were $165.6 million for the six months ended June 30, 2015 compared to $149.1 million for the six months ended June 30, 2014, which represents an increase of $16.5 million, or 11%. The overall increase in operating costs and expenses is primarily driven by increased operating costs and expenses of $64.3 million at Pony Express, reflecting the commencement of commercial operations at Pony Express, partially offset by decreased operating costs and expenses of $36.4 million and $10.2 million in the Processing & Logistics and Natural Gas Transportation & Logistics segments, respectively, primarily driven by decreased cost of sales related to lower natural gas and NGL prices and lower costs of gas transportation services.
Interest expense, net. Interest expense of $7.3 million for the six months ended June 30, 2015 was primarily composed of interest and fees associated with TEP’s revolving credit facility, partially offset by interest income of $0.4 million on the cash balance swept to TD under the Pony Express cash management agreement. Interest expense of $3.4 million for the six months ended June 30, 2014 was primarily composed of interest and fees associated with TEP’s revolving credit facility. The increase in interest and fees associated with TEP's revolving credit facility is primarily due to increased borrowings during the six months ended June 30, 2015 to fund a portion of the acquisition of an additional 33.3% membership interest in Pony Express.
Equity in earnings of unconsolidated investment. Equity in earnings of unconsolidated investment of $0.7 million for the six months ended June 30, 2014 was related to our investment in GWSI prior to TEP's consolidation of the Water Solutions business on May 13, 2014.
Other income, net. Other income, net typically includes rental income, income earned from certain customers related to the capital costs we incurred to connect these customers to our system, the allowance for funds used during construction at our regulated entities, and other noncash gains and losses. Other income for the six months ended June 30, 2015 was $1.5 million compared to $1.7 million for the six months ended June 30, 2014.

Net (income) loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests of $1.0 million for the six months ended June 30, 2015 primarily reflects the net loss allocated to TD's 66.7% noncontrolling interest in Pony Express for the period from January 1, 2015 to February 28, 2015 and TD's 33.3% noncontrolling interest for the period from March 1, 2015 to June 30, 2015. Net loss attributable to noncontrolling interest of $1.1 million for the six months ended June 30, 2014 primarily reflects TD's 66.7% noncontrolling interest of the amortization of use rights at Pony Express prior to commencement of commercial operations.
The following provides a summary of our Natural Gas Transportation & Logistics segment results of operations for the periods indicated:

Segment Financial Data - Natural Gas Transportation & Logistics (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenues:
Sales of natural gas, NGLs, and crude oil	$574	$2,022	$679	$6,138
Natural gas transportation services	30,385	31,899	63,879	67,258
Processing and other revenues	10	19	21	175
Total revenues	30,969	33,940	64,579	73,571
Operating costs and expenses:
Cost of sales	(203)	1,846	(129)	5,673
Cost of transportation services	2,794	5,265	6,110	10,382
Operations and maintenance	7,359	6,648	13,099	12,697
Depreciation and amortization	5,754	6,115	11,825	11,720
General and administrative	4,424	4,191	8,685	8,383
Taxes, other than income taxes	904	1,557	2,499	3,432
Total operating costs and expenses	21,032	25,622	42,089	52,287
Operating income	$9,937	$8,318	$22,490	$21,284

(1)
Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 15 – Reporting Segments to the accompanying condensed consolidated financial statements.

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Revenues. Natural Gas Transportation & Logistics segment revenues were $31.0 million for the three months ended June 30, 2015, compared to $33.9 million for the three months ended June 30, 2014, which represents a $3.0 million, or 9%, decrease in segment revenues primarily driven by a $1.5 million decrease in natural gas transportation services revenue driven by lower fuel reimbursements as a result of decreased prices and a $1.4 million decrease in revenue from the sales of natural gas, NGLs, and crude oil as a result of lower volumes sold and a 39% decrease in natural gas prices.
Operating costs and expenses. Operating costs and expenses in the Natural Gas Transportation & Logistics segment were $21.0 million for the three months ended June 30, 2015 compared to $25.6 million for the three months ended June 30, 2014, which represents a decrease of $4.6 million, or 18%.
Cost of sales decreased $2.0 million, or 111%, in the three months ended June 30, 2015 when compared to the same period in the prior year primarily due to decreased volumes of natural gas sold and a 31% decrease in prices. Cost of sales during the three months ended June 30, 2015 were negative due to a reduction in our fuel tracker obligations at Trailblazer driven by the FERC approval of our annual fuel tracker filing and decreased prices during the period.
Cost of transportation services decreased $2.5 million, or 47%, in the three months ended June 30, 2015 when compared to the same period in the prior year, primarily due to lower fuel reimbursements and fuel recoveries as a result of decreased volumes and prices.
Operations and maintenance costs increased $0.7 million, or 11%, in the three months ended June 30, 2015 when compared to the same period in the prior year due to increased pipeline integrity work during the three months ended June 30, 2015.
Depreciation and amortization decreased $0.4 million, or 6%, in the three months ended June 30, 2015 when compared to the same period in the prior year as a result of an asset group which was fully depreciated during the first quarter of 2015.

General and administrative costs increased $0.2 million, or 6%, in the three months ended June 30, 2015 when compared to the same period in the prior year.
Taxes, other than income taxes, decreased $0.7 million, or 42%, in the three months ended June 30, 2015 when compared to the same period in the prior year, primarily due to revised property tax estimates as a result of successful appeals with state taxing authorities on the assessed value of property.
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Revenues. Natural Gas Transportation & Logistics segment revenues were $64.6 million for the six months ended June 30, 2015, compared to $73.6 million for the six months ended June 30, 2014, which represents a $9.0 million, or 12%, decrease in segment revenues primarily driven by a $5.5 million decrease in revenue from the sales of natural gas, NGLs, and crude oil as a result of lower volumes sold and a 45% decrease in natural gas prices and a $3.4 million decrease in natural gas transportation services revenue primarily driven by lower fuel reimbursements as a result of decreased prices.
Operating costs and expenses. Operating costs and expenses in the Natural Gas Transportation & Logistics segment were $42.1 million for the six months ended June 30, 2015 compared to $52.3 million for the six months ended June 30, 2014, which represents a decrease of $10.2 million, or 20%.
Cost of sales decreased $5.8 million, or 102%, in the six months ended June 30, 2015 when compared to the same period in the prior year, due to lower volumes of natural gas sales and 31% lower prices. Cost of sales during the six months ended June 30, 2015 were negative due to a reduction in our fuel tracker obligations at Trailblazer driven by the FERC approval of our annual fuel tracker filing and decreased prices during the period.
Cost of transportation services decreased $4.3 million, or 41%, in the six months ended June 30, 2015 when compared to the same period in the prior year, primarily due to lower fuel reimbursements as a result of decreased prices and lower fuel recoveries as a result of decreased volumes and prices.
Operations and maintenance costs increased $0.4 million, or 3%, in the six months ended June 30, 2015 when compared to the same period in the prior year due to increased pipeline integrity work during the six months ended June 30, 2015.
Depreciation and amortization increased $0.1 million, or 1%, in the six months ended June 30, 2015 when compared to the same period in the prior year.
General and administrative costs increased $0.3 million, or 4%, in the six months ended June 30, 2015 when compared to the same period in the prior year.
Taxes, other than income taxes, decreased $0.9 million, or 27%, in the six months ended June 30, 2015 when compared to the same period in the prior year, primarily due to revised property tax estimates as a result of successful appeals with state taxing authorities on the assessed value of property.

The following provides a summary of our Crude Oil Transportation & Logistics segment results of operations for the periods indicated:

Segment Financial Data - Crude Oil Transportation & Logistics (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenues:
Sales of natural gas, NGLs, and crude oil	$1,197	$—	$1,197	$—
Crude Oil transportation services	74,022	—	124,403	—
Total revenues	75,219	—	125,600	—
Operating costs and expenses:
Cost of sales	986	—	986	—
Cost of transportation services	11,528	—	20,237	—
Operations and maintenance	2,015	—	3,430	—
Depreciation and amortization	11,301	757	22,534	1,514
General and administrative	5,155	—	10,310	—
Taxes, other than income taxes	(1,281)	—	8,315	—
Total operating costs and expenses	29,704	757	65,812	1,514
Operating income (loss)	$45,515	$(757)	$59,788	$(1,514)

(1)
Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 15 – Reporting Segments to the accompanying condensed consolidated financial statements.

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Revenues. Crude Oil Transportation & Logistics segment revenues of $75.2 million for the three months ended June 30, 2015 represents transportation revenue at Pony Express, which was placed in service in October 2014 and the start of commercial operations at the lateral in Northeast Colorado during the second quarter of 2015. There were no revenues for the three months ended June 30, 2014 as Pony Express had not yet commenced commercial operations.
Operating costs and expenses. Operating costs and expenses in the Crude Oil Transportation & Logistics segment were $29.7 million for the three months ended June 30, 2015 compared to $0.8 million for the three months ended June 30, 2014. Operating costs and expenses for the three months ended June 30, 2015 include costs associated with the start of commercial operations in October 2014 and the start of commercial operations at the lateral in Northeast Colorado during the second quarter of 2015, as well as the amortization of the Pony Express oil conversion use rights. Pony Express recognized a net credit in taxes, other than income taxes of $1.3 million as a result of revised property tax estimates as a result of successful appeals with state taxing authorities on the assessed value of property. For the three months ended June 30, 2014, operating costs and expenses consisted of the amortization of the Pony Express oil conversion use rights.
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Revenues. Crude Oil Transportation & Logistics segment revenues of $125.6 million for the six months ended June 30, 2015 represents transportation revenue at Pony Express, which was placed in service in October 2014 and the start of commercial operations at the lateral in Northeast Colorado during the second quarter of 2015. There were no revenues for the six months ended June 30, 2014 as Pony Express had not yet commenced commercial operations.
Operating costs and expenses. Operating costs and expenses in the Crude Oil Transportation & Logistics segment were $65.8 million for the six months ended June 30, 2015 compared to $1.5 million for the six months ended June 30, 2014. Operating costs and expenses for the six months ended June 30, 2015 include costs associated with the start of commercial operations in October 2014 and the start of commercial operations at the lateral in Northeast Colorado during the second quarter of 2015, as well as the amortization of the Pony Express oil conversion use rights. For the six months ended June 30, 2014, operating costs and expenses consisted of the amortization of the Pony Express oil conversion use rights.

The following provides a summary of our Processing & Logistics segment results of operations for the periods indicated:

Segment Financial Data - Processing & Logistics (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenues:
Sales of natural gas, NGLs, and crude oil	$18,240	$37,020	$40,004	$86,619
Processing and other revenues	9,886	7,690	20,152	14,494
Total revenues	28,126	44,710	60,156	101,113
Operating costs and expenses:
Cost of sales	16,397	35,368	35,916	79,747
Cost of transportation services	514	23	550	23
Operations and maintenance	3,034	3,407	5,454	5,371
Depreciation and amortization	3,300	2,653	6,601	4,600
General and administrative	1,109	1,000	2,220	1,891
Taxes, other than income taxes	106	82	212	163
Loss on sale of assets	—	—	4,483	—
Total operating costs and expenses	24,460	42,533	55,436	91,795
Operating income	$3,666	$2,177	$4,720	$9,318

(1)
Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 15 – Reporting Segments to the accompanying condensed consolidated financial statements.

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Revenues. Processing & Logistics segment revenues were $28.1 million for the three months ended June 30, 2015, compared to $44.7 million for the three months ended June 30, 2014, which represents a $16.6 million, or 37%, decrease in segment revenues. The decrease in segment revenues was primarily due to a $18.8 million decrease in revenue from sales of natural gas, NGLs, and crude oil driven by 60% lower NGL prices, partially offset by an increase in volumes processed, and a $2.2 million increase in processing and other revenues primarily driven by increased revenue at Water Solutions, including water transportation services and revenue associated with a third party pipeline construction project during the three months ended June 30, 2015. Prior to its consolidation in May 2014, TEP's investment in Water Solutions was accounted for under the equity method of accounting and as a result TEP recognized no revenues from Water Solutions for the period from April 1, 2014 to May 13, 2014.
Operating costs and expenses. Operating costs and expenses in the Processing & Logistics segment were $24.5 million for the three months ended June 30, 2015 compared to $42.5 million for the three months ended June 30, 2014, which represents a decrease of $18.1 million, or 42%.
Cost of sales decreased $19.0 million, or 54%, in the three months ended June 30, 2015 when compared to the same period in the prior year, primarily driven by a 64% decrease in NGL prices.
Cost of transportation services of $0.5 million in the three months ended June 30, 2015 includes costs associated with a third party pipeline construction project as well as costs of water transportation at the Water Solutions business, which was consolidated in May 2014.
Operations and maintenance costs decreased $0.4 million, or 11%, in the three months ended June 30, 2015 when compared to the same period in the prior year, primarily driven by an environmental reserve recorded during the second quarter of 2014 and costs associated with annual plant maintenance during the second quarter of 2014 which is not scheduled to occur again until the third quarter of 2015, partially offset by operations and maintenance costs at Water Solutions, which was consolidated in May 2014.
Depreciation and amortization increased $0.6 million, or 24%, in the three months ended June 30, 2015 when compared to the same period in the prior year, primarily driven by depreciation and amortization at Water Solutions, which was consolidated in May 2014.
General and administrative costs increased $0.1 million, or 11%, in the three months ended June 30, 2015 when compared to the same period in the prior year, primarily driven by the consolidation of Water Solutions in May 2014.

Taxes, other than income taxes, were comparable during the three months ended June 30, 2015 and the three months ended June 30, 2014.
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Revenues. Processing & Logistics segment revenues were $60.2 million for the six months ended June 30, 2015, compared to $101.1 million for the six months ended June 30, 2014, which represents a $41.0 million, or 41%, decrease in segment revenues. The decrease in segment revenues was primarily due to a $46.6 million decrease in the sales of natural gas, NGLs, and crude oil primarily driven by a 61% decrease in NGL prices, partially offset by an increase in volumes processed, and a $5.7 million increase in processing and other revenues primarily driven by increased revenue at Water Solutions, including water transportation services and revenue associated with a third party pipeline construction project during the six months ended June 30, 2015.
Operating costs and expenses. Operating costs and expenses in the Processing & Logistics segment were $55.4 million for the six months ended June 30, 2015 compared to $91.8 million for the six months ended June 30, 2014, which represents a decrease of $36.4 million, or 40%.
Cost of sales decreased $43.8 million, or 55%, in the six months ended June 30, 2015 when compared to the same period in the prior year, primarily driven by a 66% decrease in NGL prices.
Cost of transportation services of $0.6 million in the six months ended June 30, 2015 represents costs associated with a third party pipeline construction project as well as costs of water transportation at the Water Solutions business, which was consolidated in May 2014.
Operations and maintenance costs increased $0.1 million, or 2%, in the six months ended June 30, 2015 when compared to the same period in the prior year, primarily driven by operations and maintenance costs at Water Solutions, which was consolidated in May 2014, partially offset by a decrease in operations and maintenance costs due to an environmental reserve recorded during the second quarter of 2014 and costs associated with annual plant maintenance during the second quarter of 2014 which is not scheduled to occur again until the third quarter of 2015.
Depreciation and amortization increased $2.0 million, or 44%, in the six months ended June 30, 2015 when compared to the same period in the prior year, primarily driven by depreciation and amortization at Water Solutions, which was consolidated in May 2014.
General and administrative costs increased $0.3 million, or 17%, in the six months ended June 30, 2015 when compared to the same period in the prior year, primarily driven by the consolidation of Water Solutions in May 2014.
Taxes, other than income taxes, were comparable during the six months ended June 30, 2015 and the six months ended June 30, 2014.
Loss on sale of assets during the six months ended June 30, 2015 represents a noncash loss recognized on the sale of compressor assets.
Liquidity and Capital Resources Overview
Our primary sources of liquidity for the three months ended June 30, 2015 were borrowings under our revolving credit facility and cash generated from operations. We expect our sources of liquidity in the future to include:

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
Our total liquidity as of June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Cash on hand	$1,778	$867
Total capacity under the TEP revolving credit facility	850,000	850,000
Less: Outstanding borrowings under the TEP revolving credit facility	(706,000)	(559,000)
Less: Letters of credit issued under the TEP revolving credit facility	—	—
Available capacity under the TEP revolving credit facility	144,000	291,000
Total liquidity	$145,778	$291,867
Revolving Credit Facility
The revolving credit facility contains various covenants and restrictive provisions that, among other things, limit or restrict our ability (as well as the ability of our restricted subsidiaries) to incur or guarantee additional debt, incur certain liens on assets, dispose of assets, make certain distributions (including distributions from available cash, if a default or event of default under the credit agreement then exists or would result from making such a distribution), change the nature of our business, engage in certain mergers or make certain investments and acquisitions, enter into non-arms-length transactions with affiliates and designate certain subsidiaries as "Unrestricted Subsidiaries." In addition, we are required to maintain a consolidated leverage ratio of not more than 4.75 to 1.00 (which will be increased to 5.25 to 1.00 for certain measurement periods following the consummation of certain acquisitions) and a consolidated interest coverage ratio of not less than 2.50 to 1.00. As of June 30, 2015, we are in compliance with the covenants required under the revolving credit facility.
The unused portion of the revolving credit facility is subject to a commitment fee, which ranges from 0.300% to 0.500%, based on our total leverage ratio. As of June 30, 2015, the weighted average interest rate on outstanding borrowings was 1.94%.
Public Offering
On February 27, 2015, TEP sold 10,000,000 common units representing limited partner interests in an underwritten public offering at a price of $50.82 per unit, or $49.29 per unit net of the underwriter's discount, for net proceeds of approximately $492.4 million after deducting the underwriter's discount and offering expenses paid by TEP. We used the net proceeds from the offering to fund a portion of the consideration for the acquisition of an additional 33.3% membership interest in Pony Express as discussed in Note 4 – Acquisitions. Pursuant to the underwriters' option to purchase additional units, TEP sold an additional 1,200,000 common units representing limited partner interests to the underwriters at a price of $50.82 per unit, or $49.29 per unit net of the underwriter’s discount, for net proceeds of approximately $59.3 million after deducting the underwriter’s discount and offering expenses paid by TEP. We used the net proceeds from this additional purchase of common units to reduce borrowings under our revolving credit facility, a portion of which were used to fund the March 2015 acquisition of an additional 33.3% membership interest in Pony Express as discussed in Note 4 – Acquisitions.
Working Capital
Working capital is the amount by which current assets exceed current liabilities. Our working capital requirements have been, and we expect will continue to be, primarily driven by changes in accounts receivable and accounts payable. Factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers, payments to suppliers, as well as the level of spending for capital expenditures and changes in the market prices of energy commodities that we buy and sell in the normal course of business.
As of June 30, 2015, we had a working capital surplus of $5.0 million compared to a working capital surplus of $35.7 million at December 31, 2014, which represents a decrease in working capital of $30.7 million. The overall decrease in working capital was primarily attributable to a decrease of $73.4 million in receivables from related parties due to the utilization of the Pony Express cash balance swept to TD under the cash management agreement, partially offset by a decrease of $33.7 million in accounts payable, driven by the timing of project invoices and payment of contractor retainages related to the construction of the Pony Express lateral in Northeast Colorado, which was placed in service in April 2015, and an increase in accounts receivable driven by the start of commercial operations at the Pony Express lateral in Northeast Colorado and the activation of the Hiland Pipeline Company joint tariff at Pony Express.
A material adverse change in operations, available financing under our revolving credit facility, or available financing from the equity or debt capital markets could impact our ability to fund our requirements for liquidity and capital resources in the future.

Cash Flows
The following table and discussion presents a summary of our cash flow for the periods indicated:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$112,218	$31,125
Investing activities	$(754,192)	$(638,547)
Financing activities	$642,885	$607,448
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Operating Activities. Cash flows provided by operating activities were $112.2 million and $31.1 million for the six months ended June 30, 2015 and 2014, respectively. The increase in net cash flows provided by operating activities of $81.1 million was primarily driven by the increase in operating results and a net increase in cash inflows from changes in working capital, primarily driven by a $19.3 million decrease in net cash outflows from accounts payable and accrued liabilities due to increased property tax accruals and operating payables, partially offset by a decrease in net cash inflows of $14.4 million from accounts receivable, due to increased receivables at Pony Express, and $5.2 million from changes in inventory balances.
Investing Activities. Cash flows used in investing activities were $754.2 million and $638.5 million for the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015, net cash used in investing activities were driven by the $700.0 million cash outflow for the acquisition of an additional 33.3% membership interest in Pony Express, which allowed TD to continue funding the pipeline construction at Pony Express, and capital expenditures of $49.5 million, primarily due to construction of the Pony Express System, including the lateral in Northeast Colorado. During the six months ended June 30, 2014, net cash used in investing activities was driven by $479.3 million in capital expenditures, consisting primarily of spending on the conversion and construction of the Pony Express System, and cash outflows of $150.0 million and $7.6 million, respectively, for the acquisition of Trailblazer effective April 1, 2014 and the acquisition of an additional equity interest in Water Solutions effective May 13, 2014.
Financing Activities. Cash flows provided by financing activities were $642.9 million and $607.4 million for the six months ended June 30, 2015 and 2014, respectively. Financing cash inflows for the six months ended June 30, 2015 were primarily driven by $551.7 million and $147.0 million, respectively, from the issuance of 11,200,000 TEP common units in a public offering during the six months ended June 30, 2015 and net borrowings under the TEP revolving credit facility, the proceeds of which were used to fund the acquisition of an additional 33.3% membership interest in Pony Express as discussed above, as well as contributions from noncontrolling interests of $16.3 million primarily driven by contributions from TD to Pony Express. These financing cash inflows were partially offset by distributions to TEP unitholders and TEP's general partner of $67.1 million. Cash flows provided by financing activities for the six months ended June 30, 2014 consisted primarily of net contributions from Predecessor Members of $460.4 million, driven by contributions from TD to Pony Express to fund the conversion and construction of the Pony Express System, proceeds from net borrowings under the TEP revolver of $146.0 million, and a $27.5 million contribution from TD representing the difference between the carrying amount of the Replacement Gas Facilities, as discussed in Note 13 – Regulatory Matters, and the proceeds received from TD. These financing cash inflows were partially offset by distributions to TEP unitholders of $26.8 million.
Distributions
We intend to pay quarterly distributions at or above the amount of the MQD, which is $0.2875 per unit. As of July 30, 2015, we had a total of 61,410,748 common and general partner units outstanding, which equates to an aggregate MQD of approximately $17.7 million per quarter and approximately $70.6 million per year. We do not have a legal obligation to pay distributions except as provided in our partnership agreement. A distribution of $0.58 per unit for the three months ended June 30, 2015 was declared on July 15, 2015 and will be paid on August 14, 2015 to unitholders of record on July 31, 2015.
We believe that we have sufficient liquid assets, cash flow from operating activities and borrowing capacity under credit agreements to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. We are, however, subject to business and operational risks that could adversely affect our cash flow. A prolonged material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity.

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

We expect to incur approximately $209 million for capital expenditures in 2015, of which approximately $176 million is expected for the construction of the lateral to the Pony Express System located in Northeast Colorado and remaining costs associated with completion of the construction of the Pony Express System, approximately $20 million is expected for other expansion projects, and approximately $13 million is expected for maintenance capital expenditures.
The determination of capital expenditures as maintenance or expansion is made at the individual asset level during our budgeting process and as we approve, execute, and monitor our capital spending. The following table summarizes the maintenance and expansion capital expenditures incurred at our consolidated entities:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Maintenance capital expenditures	$4,578	$3,472
Expansion capital expenditures	117,746	485,986
Total capital expenditures incurred	$122,324	$489,458
Capital expenditures incurred represent capital expenditures paid and accrued during the period, inclusive of Pony Express capital expenditures paid by TD on behalf of Pony Express and settled via the cash management agreement. The increase in maintenance capital expenditures to $4.6 million for the six months ended June 30, 2015 from $3.5 million for the six months ended June 30, 2014 is primarily driven by increased maintenance capital expenditures in the Gas Transportation & Storage segment. Maintenance capital expenditures on our assets occur on a regular schedule, but most major maintenance projects are not required every year so the level of maintenance capital expenditures naturally varies from year to year and from quarter to quarter. The decrease in expansion capital expenditures to $117.7 million for the six months ended June 30, 2015 from $486.0 million for the six months ended June 30, 2014 is primarily driven by the significant spending on the Pony Express System prior to commencement of commercial operations in October 2014. Expansion capital expenditures of $117.7 million for the six months ended June 30, 2015 consisted primarily of spending on the Pony Express System lateral in Northeast Colorado.
In addition, we invested cash in unconsolidated affiliates of $2.0 million during the six months ended June 30, 2014 to fund our share of capital expansion projects. There were no investments in unconsolidated affiliates during the six months ended June 30, 2015.
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
Contractual Obligations
There have been no material changes in our contractual obligations as reported in our 2014 Form 10-K/A.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements are set forth in our 2014 Form 10-K/A for the year ended December 31, 2014 and have not changed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
The profitability of our processing contracts that include keep whole or percent of proceeds components is affected by volatility in prevailing NGL and natural gas prices. As of June 30, 2015 approximately 90% of our reserved processing capacity was subject to fee-based processing contracts, with the remaining 10% subject to percent of proceeds or keep whole processing contracts. We do not currently hedge the commodity exposure in our processing contracts and we do not expect to in the foreseeable future. Our Processing & Logistics segment comprised approximately 10% and 13% of our Adjusted EBITDA for the three and six months ended June 30, 2015, respectively.
We have a limited amount of direct commodity price exposure related to crude oil collected as part of our contractual pipeline loss allowance at Pony Express. We do not currently hedge this commodity exposure.
We also have a limited amount of direct commodity price exposure related to natural gas collected related to electrical compression costs and lost and unaccounted for gas on the TIGT System. Historically, we have entered into derivative contracts with third parties for a substantial majority of the gas we expect to collect during the current year for the purpose of hedging our commodity price exposures. We expect to continue these hedging activities for the foreseeable future. As of June 30, 2015, we had natural gas swaps outstanding with a notional volume of approximately 0.9 Bcf short, representing a portion of the natural gas that is expected to be sold by our Natural Gas Transportation & Logistics segment through the end of 2015. The fair value of these swaps was a liability of approximately $41,000 at June 30, 2015.
We measure the risk of price changes in our natural gas swaps utilizing a sensitivity analysis model. The sensitivity analysis measures the potential income or loss (i.e., the change in fair value of the derivative instruments) based upon a hypothetical 10% movement in the underlying quoted market prices. In addition to these variables, the fair value of each portfolio is influenced by fluctuations in the notional amounts of the instruments and the discount rates used to determine the present values. We enter into derivative contracts solely for the purpose of mitigating the risks that accompany certain of our business activities and, therefore, both the sensitivity analysis model and the change in the market value of our outstanding derivative contracts are offset largely by changes in the value of the underlying physical natural gas sales. A hypothetical 10% increase in the natural gas price forward curve would result in a decrease of approximately $0.2 million in the net fair value of our derivative instruments for the quarter ended June 30, 2015 as a result of our hedging program. For the purpose of determining the change in fair value associated with the hypothetical natural gas price increase scenario, we have assumed a parallel shift in the forward curve through the end of 2015.
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
Interest Rate Risk
As described in "Liquidity and Capital Resources Overview" above, TEP currently has an $850 million revolving credit facility. Borrowings under the revolving credit facility will bear interest, at our option, at either (a) a base rate, which will be a rate equal to the greatest of (i) the prime rate, (ii) the U.S. federal funds rate plus 0.5% and (iii) a one-month reserve adjusted Eurodollar rate plus 1.00% or (b) a reserve adjusted Eurodollar Rate, plus, in each case, an applicable margin. For loans bearing interest based on the base rate, the applicable margin was initially 1.00%, and for loans bearing interest based on the reserve adjusted Eurodollar rate, the applicable margin was initially 2.00%. After June 25, 2014, the applicable margin ranges from 0.75% to 2.75%, based upon our total leverage ratio and whether we have elected the base rate or the reserve adjusted Eurodollar rate. We do not currently hedge the interest rate risk on our borrowings under the credit facility. However, in the future we may consider hedging the interest rate risk or may consider choosing longer Eurodollar borrowing terms in order to fix all or a portion of our borrowings for a period of time. We estimate that a 1% increase in interest rates would decrease the fair value of the debt by $0.1 million based on our debt obligations as of June 30, 2015.
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

A substantial majority of our revenue is produced under long-term, firm, fee-based contracts with high-quality customers. The customer base we currently serve under these contracts generally has a strong credit profile, with approximately 61% of our revenues derived from customers who have investment grade credit ratings or are part of corporate families with investment grade credit ratings as of June 30, 2015.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 14 – Legal and Environmental Matters to the condensed consolidated financial statements included in Part I—Item 1.—Financial Statements of this Quarterly Report, which is incorporated here by reference.
Item 1A. Risk Factors
Item 1A of our 2014 Form 10-K/A for the year ended December 31, 2014 sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended June 30, 2015. Other than as set forth below, there have been no material changes to the risk factors contained in our 2014 Form 10-K/A for the year ended December 31, 2014.
Tallgrass Equity’s ownership in TEP’s IDRs, TEP’s common units and TEP’s general partner interest, are pledged under Tallgrass Equity’s revolving credit facility.
Tallgrass Equity’s ownership in TEP’s IDRs, its direct ownership of the Acquired TEP Units and its indirect ownership of TEP’s general partner interest, are pledged as security under Tallgrass Equity’s revolving credit facility. Tallgrass Equity’s revolving credit facility contains customary and other events of default. Upon an event of default, the lenders under Tallgrass Equity’s revolving credit facility could foreclose on the IDRs in TEP, the Acquired TEP Units, and the general partner interest in TEP, which are the only assets from which Tallgrass Equity's cash flows are currently derived. Additionally, this could ultimately result in a change in control of TEP GP, which would constitute an immediate event of default under our credit facility. This would have a material adverse effect on our business, financial condition and results of operations.
The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.
We will be considered to have technically terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Tallgrass Development and its direct and indirect owners own a substantial interest in our capital and profits. Therefore, a transfer by them of all or a portion of their interests in us could result in a termination of our partnership for federal income tax purposes. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year if the termination occurs on a day other than December 31 and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in the unitholder's taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a publicly traded partnership technical termination relief program whereby, if a publicly traded partnership that technically terminated requests publicly traded partnership technical termination relief and such relief is granted by the IRS, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.
We have a subsidiary that is treated as a corporation for federal income tax purposes and subject to corporate level income taxes and may conduct additional activities in taxable corporate subsidiaries in the future.
Even though we (as a partnership for U.S. federal income tax purposes) are not subject to U.S. federal income tax, we have a subsidiary that is organized as a corporation for U.S. federal income tax purposes. Although this subsidiary has not previously generated any material income, we may elect to conduct additional activities in one or more subsidiaries treated as corporations for U.S. federal income tax purposes in the future that could generate material income. For example, it is unclear whether and to what extent our share of water business services income from Water Solutions will be treated as qualifying income. The IRS recently issued proposed regulations providing that income from water delivery services is not qualifying income unless the partnership providing those services also collects and cleans, recycles, or otherwise disposes of the water after use in accordance with applicable law. While we have not requested a ruling from the IRS that income from Water Solutions, or a portion of such income, is qualifying income, we may request such a ruling in the future. If the treatment of water services income in the proposed regulations is adopted as final regulations or if the IRS is unwilling or unable to provide a favorable ruling in a timely manner, and if it becomes necessary or prudent in order to preserve our status as a partnership, we may elect to conduct all or portions of our Water Solutions business in a taxable corporate subsidiary (see "Risk Factors - Our tax treatment depends on our status as a partnership for federal income tax purposes. If the IRS were to treat us as a corporation for federal income tax purposes, which would subject us to entity-level taxation, then our cash available for distribution to our unitholders would be substantially reduced.").
The taxable income, if any, of a subsidiary that is treated as a corporation for U.S. federal income tax purposes, is subject to corporate-level U.S. federal income taxes, which may reduce the cash available for distribution to us and, in turn, to our unitholders. If the IRS or other state or local jurisdictions were to successfully assert that this corporation has more tax liability than we anticipate or legislation was enacted that increased the corporate tax rate, the cash available for distribution could be further reduced. The income tax return filing positions taken by corporate subsidiaries could require significant judgment, use of estimates, and the interpretation and application of complex tax laws. Significant judgment could also be required in assessing the timing and amounts of deductible and taxable items. Despite our belief that the income tax return positions taken by our corporate subsidiaries would be fully supportable, certain positions may be successfully challenged by the IRS, state or local jurisdictions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

12.1*	Computation of Ratio of Earnings to Fixed Charges

31.1*	Rule 13a-14(a)/15d-14(a) Certification of David G. Dehaemers, Jr.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Gary J. Brauchle.

32.1*	Section 1350 Certification of David G. Dehaemers, Jr.

32.2*	Section 1350 Certification of Gary J. Brauchle.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* -	filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tallgrass Energy Partners, LP
(registrant)
		By:	Tallgrass MLP GP, LLC, its general partner

Date:	July 30, 2015	By:	/s/ Gary J. Brauchle
			Name:	Gary J. Brauchle
			Title:	Executive Vice President and Chief Financial Officer