Form 10-Q
period 2017-03-31
Tallgrass Energy Partners, LP
filed 2017-05-03
CIK 1569134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On May 3, 2017, the Registrant had 72,437,886 Common Units and 834,391 General Partner Units outstanding.

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

PART 1—FINANCIAL INFORMATION
Item 1. Financial Statements
TALLGRASS ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2017	December 31, 2016
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,198	$1,873
Accounts receivable, net	57,274	59,536
Gas imbalances	636	1,597
Inventories	15,647	13,093
Derivative assets at fair value	304	10,967
Prepayments and other current assets	6,785	7,628
Total Current Assets	81,844	94,694
Property, plant and equipment, net	2,085,670	2,079,232
Goodwill	343,288	343,288
Intangible asset, net	92,764	93,522
Unconsolidated investments	935,918	475,625
Deferred financing costs, net	3,930	4,815
Deferred charges and other assets	9,242	11,037
Total Assets	$3,552,656	$3,102,213
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$22,050	$24,122
Accounts payable to related parties	6,175	5,935
Gas imbalances	1,473	1,239
Derivative liabilities at fair value	—	556
Accrued taxes	21,857	16,996
Accrued liabilities	6,783	16,702
Deferred revenue	77,067	60,757
Other current liabilities	6,001	6,446
Total Current Liabilities	141,406	132,753
Long-term debt, net	1,960,232	1,407,981
Other long-term liabilities and deferred credits	7,125	7,063
Total Long-term Liabilities	1,967,357	1,415,044
Commitments and Contingencies
Equity:
Predecessor Equity	—	82,295
Limited partners (72,184,472 and 72,485,954 common units issued and outstanding at March 31, 2017 and December 31, 2016, respectively)	2,045,163	2,070,495
General partner (834,391 units issued and outstanding at March 31, 2017 and December 31, 2016)	(635,406)	(632,339)
Total Partners' Equity	1,409,757	1,520,451
Noncontrolling interests	34,136	33,965
Total Equity	1,443,893	1,554,416
Total Liabilities and Equity	$3,552,656	$3,102,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per unit amounts)
Revenues:
Crude oil transportation services	$84,331	$94,572
Natural gas transportation services	31,685	29,280
Sales of natural gas, NGLs, and crude oil	15,381	13,926
Processing and other revenues	13,003	9,390
Total Revenues	144,400	147,168
Operating Costs and Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	12,370	13,568
Cost of transportation services (exclusive of depreciation and amortization shown below)	13,503	13,529
Operations and maintenance	12,903	12,958
Depreciation and amortization	21,403	22,007
General and administrative	13,663	13,490
Taxes, other than income taxes	8,226	7,650
Gain on disposal of assets	(1,448)	—
Total Operating Costs and Expenses	80,620	83,202
Operating Income	63,780	63,966
Other Income (Expense):
Interest expense, net	(14,689)	(7,499)
Unrealized gain (loss) on derivative instrument	1,885	(8,946)
Equity in earnings of unconsolidated investments	20,738	709
Other income, net	70	566
Total Other Income (Expense)	8,004	(15,170)
Net income	71,784	48,796
Net income attributable to noncontrolling interests	(879)	(1,041)
Net income attributable to partners	$70,905	$47,755
Allocation of income to the limited partners:
Net income attributable to partners	$70,905	$47,755
Predecessor operations interest in net income	—	(3,685)
General partner interest in net income	(30,583)	(20,353)
Common unitholders' interest in net income	40,322	23,717
Basic net income per common unit	$0.56	$0.35
Diluted net income per common unit	$0.55	$0.35
Basic average number of common units outstanding	72,544	66,967
Diluted average number of common units outstanding	73,580	67,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash Flows from Operating Activities:
Net income	$71,784	$48,796
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	23,575	23,385
Equity in earnings of unconsolidated investments	(20,738)	(709)
Distributions from unconsolidated investments	20,740	634
Noncash change in the fair value of derivative financial instruments	(2,454)	8,990
Changes in components of working capital:
Accounts receivable and other	2,450	6,072
Accounts payable and accrued liabilities	(5,691)	(2,175)
Deferred revenue	16,202	7,204
Other current assets and liabilities	(819)	10
Other operating, net	(808)	968
Net Cash Provided by Operating Activities	104,241	93,175
Cash Flows from Investing Activities:
Acquisition of Rockies Express membership interest	(400,000)	—
Acquisition of Terminals and NatGas	(140,000)	—
Capital expenditures	(26,769)	(21,207)
Distributions from unconsolidated investments in excess of cumulative earnings	10,079	—
Contributions to unconsolidated investments	(6,693)	(63)
Acquisition of Pony Express membership interest	—	(49,118)
Other investing, net	1,341	25
Net Cash Used in Investing Activities	(562,042)	(70,363)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility, net	552,000	447,000
Proceeds from public offering, net of offering costs	99,373	12,636
Distributions to unitholders	(88,159)	(59,040)
Partial exercise of call option	(72,381)	—
Repurchase of common units from TD	(35,335)	—
Acquisition of Pony Express membership interest	—	(425,882)
Other financing, net	1,628	3,748
Net Cash Provided by (Used in) Financing Activities	457,126	(21,538)
Net Change in Cash and Cash Equivalents	(675)	1,274
Cash and Cash Equivalents, beginning of period	1,873	1,611
Cash and Cash Equivalents, end of period	$1,198	$2,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Predecessor Equity	Limited Partners	General Partner	Total Partners’ Equity	Noncontrolling Interests	Total Equity
	(in thousands)
Balance at January 1, 2017	$82,295	$2,070,495	$(632,339)	$1,520,451	$33,965	$1,554,416
Net income	—	40,322	30,583	70,905	879	71,784
Issuance of units to public, net of offering costs	—	99,373	—	99,373	—	99,373
Distributions to unitholders	—	(58,793)	(29,366)	(88,159)	—	(88,159)
Noncash compensation expense	—	1,882	—	1,882	—	1,882
LTIP units tendered by employees to satisfy tax withholding obligations	—	(400)	—	(400)	—	(400)
Partial exercise of call option	—	(72,381)	(12,561)	(84,942)	—	(84,942)
Repurchase of common units from TD	—	(35,335)	—	(35,335)	—	(35,335)
Acquisition of Terminals and NatGas	(82,295)	—	(57,705)	(140,000)	—	(140,000)
Acquisition of additional 24.99% membership interest in Rockies Express	—	—	63,681	63,681	—	63,681
Contributions from TD	—	—	2,301	2,301	—	2,301
Contributions from noncontrolling interest	—	—	—	—	710	710
Distributions to noncontrolling interest	—	—	—	—	(1,418)	(1,418)
Balance at March 31, 2017	$—	$2,045,163	$(635,406)	$1,409,757	$34,136	$1,443,893

	Predecessor Equity	Limited Partners	General Partner	Total Partners’ Equity	Noncontrolling Interests	Total Equity
	(in thousands)
Balance at January 1, 2016	$71,564	$1,618,766	$(348,841)	$1,341,489	$445,077	$1,786,566
Net income	3,685	23,717	20,353	47,755	1,041	48,796
Issuance of units to public, net of offering costs	—	12,636	—	12,636	—	12,636
Distributions to unitholders	—	(42,984)	(16,056)	(59,040)	—	(59,040)
Noncash compensation expense	—	1,869	—	1,869	—	1,869
Contributions from noncontrolling interest	—	—	—	—	7,152	7,152
Distributions to noncontrolling interest	—	—	—	—	(1,793)	(1,793)
Acquisition of additional 31.3% membership interest in Pony Express	—	268,607	(279,967)	(11,360)	(417,679)	(429,039)
Distributions to Predecessor Entities, net	(693)	—	—	(693)	—	(693)
Balance at March 31, 2016	$74,556	$1,882,611	$(624,511)	$1,332,656	$33,798	$1,366,454

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
Natural Gas Transportation & Logistics. We provide natural gas transportation and storage services for customers in the Rocky Mountain, Midwest and Appalachian regions of the United States through: (1) our 49.99% membership interest in Rockies Express Pipeline LLC ("Rockies Express"), which owns the Rockies Express Pipeline, a FERC-regulated natural gas pipeline system extending from Opal, Wyoming and Meeker, Colorado to Clarington, Ohio (the "Rockies Express Pipeline"), which includes the additional 24.99% membership interest acquired from Tallgrass Development, LP ("TD") effective March 31, 2017 as discussed in Note 3 – Acquisitions, and our 100% membership interest in Tallgrass NatGas Operator, LLC ("NatGas") acquired effective January 1, 2017, which operates the Rockies Express Pipeline, (2) the Tallgrass Interstate Gas Transmission system, a FERC-regulated natural gas transportation and storage system located in Colorado, Kansas, Missouri, Nebraska and Wyoming (the "TIGT System"), and (3) the Trailblazer Pipeline system, a FERC-regulated natural gas pipeline system extending from the Colorado and Wyoming border to Beatrice, Nebraska (the "Trailblazer Pipeline").
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
The table below summarizes our equity ownership as of March 31, 2017:

Unit holder	Limited Partner Common Units	General Partner Units	Percentage of Outstanding Limited Partner Common Units	Percentage of Outstanding Common and General Partner Units
Public Unitholders (1)	46,565,254	—	64.51%	63.77%
Tallgrass Equity, LLC	20,000,000	—	27.71%	27.39%
Tallgrass Development, LP	5,619,218	—	7.78%	7.70%
Tallgrass MLP GP, LLC (2)	—	834,391	—%	1.14%
Total (3)	72,184,472	834,391	100.00%	100.00%

(1)
As discussed in Note 10 – Partnership Equity and Distributions, we issued and sold an additional 253,414 common units subsequent to March 31, 2017. As of May 3, 2017, there were 46,818,668 common units held by public unitholders outstanding.

(2)	Tallgrass MLP GP, LLC (the "general partner") also holds all of TEP's incentive distribution rights.

(3)	As of May 3, 2017, there were 73,272,277 total limited partner and general partner units outstanding.
The term "Terminals Predecessor" refers to Terminals and the term "NatGas Predecessor" refers to NatGas prior to their acquisition by TEP on January 1, 2017. Terminals Predecessor and NatGas Predecessor are collectively referred to as the Predecessor Entities, as further discussed in Note 2 – Summary of Significant Accounting Policies. Financial results for all prior periods have been recast to reflect the operations of the Predecessor Entities. Predecessor Equity as presented in the condensed consolidated financial statements represents the capital account activity of Terminals Predecessor and NatGas Predecessor prior to January 1, 2017. For additional information regarding these acquisitions, see Note 3 – Acquisitions.
2. Summary of Significant Accounting Policies
Basis of Presentation
These condensed consolidated financial statements and related notes for the three months ended March 31, 2017 and 2016 were prepared in accordance with the accounting principles contained in the Financial Accounting Standards Board's Accounting Standards Codification, the single source of generally accepted accounting principles in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP for annual periods. The condensed consolidated financial statements for the three months ended March 31, 2017 and 2016 include all normal, recurring adjustments and disclosures that we believe are necessary for a fair statement of the results for the interim periods. In this report, the Financial Accounting Standards Board is referred to as the FASB and the FASB Accounting Standards Codification is referred to as the Codification or ASC. Certain prior period amounts have been reclassified to conform to the current presentation.
Our financial results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017. The accompanying condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 ("2016 Form 10-K") filed with the United States Securities and Exchange Commission (the "SEC") on February 15, 2017.
The condensed consolidated financial statements include the accounts of TEP and its subsidiaries and controlled affiliates. Significant intra-entity items have been eliminated in the presentation. Net income or loss from consolidated subsidiaries that are not wholly-owned by TEP is attributed to TEP and noncontrolling interests in accordance with the respective ownership interests.
As further discussed in Note 3 – Acquisitions, TEP closed the acquisition of Terminals and NatGas on January 1, 2017. As the acquisitions of Terminals and NatGas are considered transactions between entities under common control, and a change in reporting entity, the financial information presented has been recast to include Terminals and NatGas for all periods presented. Net equity distributions of the Predecessor Entities included in the condensed consolidated financial statements represent transfers of cash as a result of TD's centralized cash management system prior to January 1, 2017 for Terminals and NatGas, under which cash balances were swept daily and recorded as loans from the subsidiaries of TD. These loans were then periodically recorded as equity distributions.
The accompanying condensed consolidated financial statements of TEP include historical cost-basis accounts of the assets and liabilities of the Predecessor Entities for the periods prior to January 1, 2017, the date TEP acquired Terminals and NatGas from TD, and include charges from TD for direct costs and allocations of indirect corporate overhead. Management believes that the allocation methods are reasonable, and that the allocations are representative of costs that would have been incurred on a stand-alone basis. TEP and the Predecessor Entities are all considered "entities under common control" as defined under GAAP and, as such, the transfers between the entities of the assets and liabilities have been recorded by TEP at historical cost.

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
Accounting Pronouncement Recently Adopted
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
The amendments in ASU 2016-09 are effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. We adopted the guidance in ASU 2016-09 effective January 1, 2017 and made a policy election to account for forfeitures when they occur. The adoption of ASU 2016-09 did not have a material impact on our consolidated financial statements.
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
Through the contract review process currently underway, management has identified several areas of potential impact, including the accounting for non-cash consideration, particularly in our Crude Oil Transportation & Logistics and Processing & Logistics segments, and the timing of revenue recognition with respect to deficiency payments received in our Crude Oil Transportation & Logistics segment. We will continue to conduct our contract review process throughout 2017 and, as a result, additional areas of impact may be identified. We are in the process of quantifying the impact of adoption but cannot reasonably estimate such amount at this time. We expect to adopt the new standard on January 1, 2018 using the modified retrospective approach. This approach allows us to apply the new standard to (i) all new contracts entered into after January 1, 2018 and (ii) all existing contracts for which all (or substantially all) of the revenue has not been recognized under legacy revenue guidance as of January 1, 2018 through a cumulative adjustment to equity. Consolidated revenues presented in our comparative financial statements for periods prior to January 1, 2018 would not be revised.
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
ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment"
In January 2017, the FASB issued ASU No. 2017-04, which simplifies the subsequent measurement of goodwill by eliminating "Step 2" from the goodwill impairment test, which involved calculating the implied fair value of goodwill by determining the fair value at the impairment testing date of a reporting unit's assets and liabilities. Instead, under the simplified test approach, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.
The amendments in ASU 2017-04 are effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of ASU 2017-04.

3. Acquisitions
Acquisition of an Additional 24.99% Membership Interest in Rockies Express
On March 31, 2017, TEP, TD, and Rockies Express Holdings, LLC, entered into a definitive Purchase and Sale Agreement, pursuant to which TEP acquired an additional 24.99% membership interest in Rockies Express from TD in exchange for cash consideration of $400 million. Together with the 25% membership interest in Rockies Express that TEP acquired from a unit of Sempra U.S. Gas and Power on May 6, 2016, this transaction increases TEP’s aggregate membership interest in Rockies Express to 49.99%.
The transfer of the Rockies Express membership interest between TD and the Partnership is considered a transaction between entities under common control, but does not represent a change in reporting entity. Our investment in Rockies Express is recorded under the equity method of accounting and is reported as "Unconsolidated investments" on our condensed consolidated balance sheets. As a result of the common control nature of the transaction, the 24.99% membership interest in Rockies Express was transferred to the Partnership at TD's historical carrying amount, including the remaining unamortized basis difference driven by the difference between the fair value of the investment and the book value of the underlying assets and liabilities on November 13, 2012, the date of acquisition by TD. For additional information, see Note 7 – Investments in Unconsolidated Affiliates.
As of March 31, 2017, the negative basis difference carried over from TD was approximately $386.8 million. The amount of the basis difference allocated to property, plant and equipment is accreted over 35 years, which equates to the 2.86% composite depreciation rate utilized by Rockies Express to depreciate the underlying property, plant and equipment. The amount allocated to long-term debt is amortized over the remaining life of the various debt facilities. The basis difference associated with the recently acquired 24.99% membership interest in Rockies Express at March 31, 2017 was allocated as follows:

	Basis Difference	Amortization Period
	(in thousands)
Long-term debt	$19,504	2 - 25 years
Property, plant and equipment	(406,301)	35 years
Total basis difference	$(386,797)
Acquisition of Tallgrass Terminals, LLC and Tallgrass NatGas Operator, LLC
Effective January 1, 2017, we acquired 100% of the issued and outstanding membership interests in Terminals and 100% of the issued and outstanding membership interests in NatGas from TD for total cash consideration of $140 million. These acquisitions are considered transactions between entities under common control, and a change in reporting entity.
Terminals owns several fully operational assets providing storage capacity and additional injection points for the Pony Express System, including the Sterling Terminal near Sterling, Colorado, the Buckingham Terminal in northeast Colorado, and a 20% interest in the Deeprock Development Terminal in Cushing, Oklahoma. The 20% interest in Deeprock Development is recorded under the equity method of accounting and reported as "Unconsolidated investments" on our condensed consolidated balance sheets. Terminals also owns acreage in Cushing, Oklahoma and Guernsey, Wyoming, which is under development to provide additional storage capacity, and other potential opportunities.
NatGas is the operator of the Rockies Express Pipeline and receives a fee from Rockies Express as compensation for its services.

Historical Financial Information
The results of our acquisitions of Terminals and NatGas are included in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016. The following table presents our previously reported December 31, 2016 condensed consolidated balance sheet, adjusted for the acquisitions of Terminals and NatGas:

	December 31, 2016
	TEP (As previously reported)	Consolidate Terminals	Consolidate NatGas	TEP (As currently reported)
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,873	$—	$—	$1,873
Accounts receivable, net	59,469	38	29	59,536
Gas imbalances	1,597	—	—	1,597
Inventories	12,805	288	—	13,093
Derivative assets at fair value	10,967	—	—	10,967
Prepayments and other current assets	6,820	808	—	7,628
Total Current Assets	93,531	1,134	29	94,694
Property, plant and equipment, net	2,012,263	66,969	—	2,079,232
Goodwill	343,288	—	—	343,288
Intangible asset, net	93,522	—	—	93,522
Unconsolidated investments	461,915	13,710	—	475,625
Deferred financing costs, net	4,815	—	—	4,815
Deferred charges and other assets	9,637	1,400	—	11,037
Total Assets	$3,018,971	$83,213	$29	$3,102,213
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$24,076	$46	$—	$24,122
Accounts payable to related parties	5,879	56	—	5,935
Gas imbalances	1,239	—	—	1,239
Derivative liabilities at fair value	556	—	—	556
Accrued taxes	16,328	668	—	16,996
Accrued liabilities	16,525	177	—	16,702
Deferred revenue	60,757	—	—	60,757
Other current liabilities	6,446	—	—	6,446
Total Current Liabilities	131,806	947	—	132,753
Long-term debt, net	1,407,981	—	—	1,407,981
Other long-term liabilities and deferred credits	7,063	—	—	7,063
Total Long-term Liabilities	1,415,044	—	—	1,415,044
Equity:
Net Equity	1,472,121	82,266	29	1,554,416
Total Equity	1,472,121	82,266	29	1,554,416
Total Liabilities and Equity	$3,018,971	$83,213	$29	$3,102,213

The results of our acquisitions of Terminals and NatGas are included in the condensed consolidated statements of income for the three months ended March 31, 2017 and 2016. The following tables present the previously reported condensed consolidated statements of income for the three months ended March 31, 2016, adjusted for the acquisitions of Terminals and NatGas:

	Three Months Ended March 31, 2016
	TEP (As previously reported)	Consolidate Terminals	Consolidate NatGas	Elimination (1)	TEP (As currently reported)
	(in thousands)
Revenues:
Crude oil transportation services	$94,572	$—	$—	$—	$94,572
Natural gas transportation services	29,280	—	—	—	29,280
Sales of natural gas, NGLs, and crude oil	13,926	—	—	—	13,926
Processing and other revenues	7,627	2,909	1,681	(2,827)	9,390
Total Revenues	145,405	2,909	1,681	(2,827)	147,168
Operating Costs and Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	13,568	—	—	—	13,568
Cost of transportation services (exclusive of depreciation and amortization shown below)	16,156	200	—	(2,827)	13,529
Operations and maintenance	12,477	481	—	—	12,958
Depreciation and amortization	21,692	315	—	—	22,007
General and administrative	13,016	474	—	—	13,490
Taxes, other than income taxes	7,506	144	—	—	7,650
Total Operating Costs and Expenses	84,415	1,614	—	(2,827)	83,202
Operating Income	60,990	1,295	1,681	—	63,966
Other Income (Expense):
Interest expense, net	(7,499)	—	—	—	(7,499)
Unrealized loss on derivative instrument	(8,946)	—	—	—	(8,946)
Equity in earnings of unconsolidated investments	—	709	—	—	709
Other income, net	566	—	—	—	566
Total Other (Expense) Income	(15,879)	709	—	—	(15,170)
Net income	45,111	2,004	1,681	—	48,796
Net income attributable to noncontrolling interests	(1,041)	—	—	—	(1,041)
Net income attributable to partners	$44,070	$2,004	$1,681	$—	$47,755

(1)	Represents the elimination of revenue and cost of transportation services associated with the lease of the Sterling Terminal facilities by Pony Express.
4. Related Party Transactions
As a result of our relationship with TD and its affiliates, we have entered into a number of related party transactions. The following disclosure includes those related party disclosures which are not otherwise disclosed in these notes to our condensed consolidated financial statements.

We have no employees. In connection with the closing of our initial public offering on May 17, 2013, TEP and its general partner entered into an Omnibus Agreement with TD and certain of its affiliates, including Tallgrass Operations, LLC (the "TEP Omnibus Agreement"). The TEP Omnibus Agreement provides that, among other things, TEP will reimburse TD and its affiliates for all expenses they incur and payments they make on TEP's behalf, including the costs of employee and director compensation and benefits as well as the cost of the provision of certain centralized corporate functions performed by TD, including legal, accounting, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology and human resources in each case to the extent reasonably allocable to TEP.
Totals of transactions with affiliated companies, excluding transactions disclosed elsewhere in these notes, are as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cost of transportation services (1)	$4,507	$4,429
Charges to TEP: (2)
Property, plant and equipment, net	$293	$918
Operations and maintenance	$6,277	$6,184
General and administrative	$9,377	$9,212

(1)	Reflects rent expense for the crude oil storage at the Deeprock Terminal.

(2)	Charges to TEP include directly charged wages and salaries, other compensation and benefits, and shared services.
Details of balances with affiliates included in "Accounts receivable, net" and "Accounts payable to related parties" in the condensed consolidated balance sheets are as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Receivable from related parties:
Rockies Express Pipeline LLC	$1,266	$590
Total receivable from related parties	$1,266	$590
Accounts payable to related parties:
Tallgrass Operations, LLC	$6,088	$5,854
Tallgrass Equity, LLC	67	68
Tallgrass Management, LLC	20	—
Deeprock Development, LLC	—	13
Total accounts payable to related parties	$6,175	$5,935
Gas imbalances with affiliated shippers are as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Affiliate gas imbalance receivables	$—	$177
Affiliate gas imbalance payables	$73	$—

5. Inventory
The components of inventory at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Crude oil	$6,903	$5,462
Materials and supplies	6,455	6,383
Natural gas liquids	573	265
Gas in underground storage	1,716	983
Total inventory	$15,647	$13,093
6. Property, Plant and Equipment
A summary of net property, plant and equipment by classification is as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Crude oil pipelines	$1,207,727	$1,202,125
Natural gas pipelines	575,536	572,150
Processing and treating assets	262,447	256,901
General and other	225,243	223,310
Construction work in progress	29,770	20,606
Accumulated depreciation and amortization	(215,053)	(195,860)
Total property, plant and equipment, net	$2,085,670	$2,079,232
7. Investments in Unconsolidated Affiliates
Rockies Express
Our investment in Rockies Express is recorded under the equity method of accounting and is reported as "Unconsolidated investments" on our condensed consolidated balance sheets. During the three months ended March 31, 2017, we recognized equity in earnings associated with our previously acquired 25% membership interest in Rockies Express of $20.0 million, inclusive of the amortization of the negative basis difference, and received distributions from and made contributions to Rockies Express of $30.1 million and $6.7 million, respectively. As discussed in Note 3 – Acquisitions, we acquired an additional 24.99% membership interest in Rockies Express from TD on March 31, 2017.
Summarized financial information for Rockies Express is as follows:

Three Months Ended March 31, 2017

Revenue	$201,338
Operating income	$107,369
Net income to Members	$66,250
Deeprock Development
See Note 3 – Acquisitions for additional information regarding our recently acquired 20% membership interest in Deeprock Development.

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
Fair Value of Derivative Contracts
The following table summarizes the fair values of our derivative contracts included in the condensed consolidated balance sheets:

	Balance Sheet Location	March 31, 2017	December 31, 2016
		(in thousands)
Call option derivative (1)	Current assets	$—	$10,676
Crude oil derivative contracts (2)	Current assets	$223	$—
Natural gas derivative contracts (3)	Current assets	$81	$291
Crude oil derivative contracts (2)	Current liabilities	$—	$440
Natural gas derivative contracts (3)	Current liabilities	$—	$116

(1)
As discussed below, in conjunction with our acquisition of an additional 31.3% membership interest in Pony Express effective January 1, 2016, TD granted us an 18 month call option covering the 6,518,000 common units issued to TD. As of February 1, 2017, no common units remained subject to the call option.

(2)	As of March 31, 2017 and December 31, 2016, the fair value shown for crude oil derivative contracts represents the sale of 125,000 barrels of crude oil which will settle throughout 2017.

(3)
As of March 31, 2017, the fair value shown for natural gas derivative contracts was comprised of derivative volumes for long natural gas fixed-price swaps totaling 0.3 Bcf. As of December 31, 2016, the fair value shown for natural gas derivative contracts was comprised of derivative volumes for short and long natural gas fixed-price swaps totaling 0.3 Bcf and 0.4 Bcf, respectively.

Effect of Derivative Contracts in the Statements of Income
The following table summarizes the impact of derivative contracts for the three months ended March 31, 2017 and 2016:

	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended March 31,
		2017	2016
		(in thousands)
Derivatives not designated as hedging contracts:
Call option derivative	Unrealized gain (loss) on derivative instrument	$1,885	$(8,946)
Natural gas derivative contracts	Sales of natural gas, NGLs, and crude oil	$173	$(44)
Crude oil derivative contracts	Sales of natural gas, NGLs, and crude oil	$663	$—

Call Option Derivative
As part of our acquisition of an additional 31.3% membership interest in Pony Express effective January 1, 2016, TD granted us an 18 month call option at an exercise price of $42.50 per common unit covering the 6,518,000 common units issued to TD as a portion of the consideration. In July 2016 and October 2016, we partially exercised the call option covering 3,563,146 and 1,251,760 common units, respectively, for cash payments of $151.4 million and $53.2 million, respectively. On February 1, 2017, we exercised the remainder of the call option covering an additional 1,703,094 common units for a cash payment of $72.4 million. These common units were deemed canceled upon the exercise of the call option and as of the applicable exercise date were no longer issued and outstanding.
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
Our over-the-counter swaps are entered into with counterparties outside central trading organizations such as futures, options or stock exchanges. These contracts are with financial institutions with investment grade credit ratings. While we enter into derivative transactions principally with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future. The maximum potential exposure to credit losses on our crude oil and natural gas derivative contracts at March 31, 2017 was:

Asset Position
(in thousands)
Gross	$304
Netting agreement impact	—
Cash collateral held	—
Net exposure	$304
As of March 31, 2017 and December 31, 2016, we did not have any outstanding letters of credit or cash in margin accounts in support of our hedging of commodity price risks associated with our commodity derivative contracts nor did we have any margin deposits with counterparties associated with our commodity derivative contracts.
Fair Value
Derivative assets and liabilities are measured and reported at fair value. Derivative contracts can be exchange-traded or over-the-counter ("OTC"). Exchange-traded derivative contracts typically fall within Level 1 of the fair value hierarchy if they are traded in an active market. We value exchange-traded derivative contracts using quoted market prices for identical securities.
OTC commodity derivatives are valued using models utilizing a variety of inputs including contractual terms and commodity and interest rate curves. The selection of a particular model and particular inputs to value an OTC derivative contract depends upon the contractual terms of the instrument as well as the availability of pricing information in the market. We use similar models to value similar instruments. For OTC derivative contracts that trade in liquid markets, such as generic forwards and swaps, model inputs can generally be verified and model selection does not involve significant management judgment. Such contracts are typically classified within Level 2 of the fair value hierarchy. The call option granted by TD was valued using a Black-Scholes option pricing model. Key inputs to the valuation model include the term of the option, risk free rate, the exercise price and current market price, expected volatility and expected distribution yield of the underlying units. The call option valuation was classified within Level 2 of the fair value hierarchy as the value was based on significant observable inputs.
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

The following table summarizes the fair value measurements of our derivative contracts as of March 31, 2017 and December 31, 2016 based on the fair value hierarchy established by the Codification:

		Asset Fair Value Measurements Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
As of March 31, 2017:
Crude oil derivative contracts	$223	$—	$223	$—
Natural gas derivative contracts	$81	$—	$81	$—
As of December 31, 2016:
Call option derivative	$10,676	$—	$10,676	$—
Natural gas derivative contracts	$291	$—	$291	$—

		Liability Fair Value Measurements Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
As of December 31, 2016:
Crude oil derivative contracts	$440	$—	$440	$—
Natural gas derivative contracts	$116	$—	$116	$—
9. Long-term Debt
Long-term debt consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(in thousands)
Revolving credit facility	$1,567,000	$1,015,000
5.50% senior notes due September 15, 2024	400,000	400,000
Less: Deferred financing costs, net (1)	(6,768)	(7,019)
Total long-term debt, net	$1,960,232	$1,407,981

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
The Indenture contains covenants that, among other things, limit TEP's ability and the ability of its restricted subsidiaries to: (i) incur, assume or guarantee additional indebtedness or issue preferred units; (ii) create liens to secure indebtedness; (iii) pay distributions on equity interests, repurchase equity securities or redeem subordinated securities; (iv) make investments; (v) restrict distributions, loans or other asset transfers from TEP's restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of TEP's properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; and (viii) enter into transactions with affiliates. As of March 31, 2017, we were in compliance with the covenants required under the 2024 Notes.

Revolving Credit Facility
The following table sets forth the available borrowing capacity under the revolving credit facility as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(in thousands)
Total capacity under the revolving credit facility	$1,750,000	$1,750,000
Less: Outstanding borrowings under the revolving credit facility	(1,567,000)	(1,015,000)
Available capacity under the revolving credit facility	$183,000	$735,000
The revolving credit facility contains various covenants and restrictive provisions that, among other things, limit or restrict our ability (as well as the ability of our restricted subsidiaries) to incur or guarantee additional debt, incur certain liens on assets, dispose of assets, make certain distributions (including distributions from available cash, if a default or event of default under the credit agreement then exists or would result from making such a distribution), change the nature of our business, engage in certain mergers or make certain investments and acquisitions, enter into non-arms-length transactions with affiliates and designate certain subsidiaries as "Unrestricted Subsidiaries." In addition, we are required to maintain a consolidated leverage ratio of not more than 4.75 to 1.00 (which will be increased to 5.25 to 1.00 for certain measurement periods following the consummation of certain acquisitions) and a consolidated interest coverage ratio of not less than 2.50 to 1.00. As of March 31, 2017, we are in compliance with the covenants required under the revolving credit facility.
The unused portion of the revolving credit facility is subject to a commitment fee, which ranges from 0.300% to 0.500%, based on our total leverage ratio. As of March 31, 2017, the weighted average interest rate on outstanding borrowings under the revolving credit facility was 2.95%. During the three months ended March 31, 2017, our weighted average effective interest rate, including the interest on outstanding borrowings under the revolving credit facility, commitment fees, and amortization of deferred financing costs, was 3.12%.
Fair Value
The following table sets forth the carrying amount and fair value of our long-term debt, which is not measured at fair value in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, but for which fair value is disclosed:

	Fair Value
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Carrying Amount
	(in thousands)
As of March 31, 2017:
Revolving credit facility	$—	$1,567,000	$—	$1,567,000	$1,567,000
2024 Notes	$—	$403,252	$—	$403,252	$393,232
As of December 31, 2016:
Revolving credit facility	$—	$1,015,000	$—	$1,015,000	$1,015,000
2024 Notes	$—	$398,000	$—	$398,000	$392,981
The long-term debt borrowed under the revolving credit facility is carried at amortized cost. As of March 31, 2017 and December 31, 2016, the fair value of borrowings under the revolving credit facility approximates the carrying amount of the borrowings using a discounted cash flow analysis. The 2024 Notes are carried at amortized cost, net of deferred financing costs. The estimated fair value of the 2024 Notes is based upon quoted market prices adjusted for illiquid markets. We are not aware of any factors that would significantly affect the estimated fair value subsequent to March 31, 2017.

10. Partnership Equity and Distributions
Equity Distribution Agreements
As of March 31, 2017, we had active equity distribution agreements pursuant to which we may sell from time to time through a group of managers, as our sales agents, common units representing limited partner interests having an aggregate offering price of up to $100.2 million and $657.5 million. Net cash proceeds from any sale of the common units may be used for general partnership purposes, which includes, among other things, the Partnership's exercise of the call option with respect to the 6,518,000 common units issued to TD in connection with the Partnership's acquisition of an additional 31.3% of Pony Express in January 2016, repayment or refinancing of debt, funding for acquisitions, capital expenditures and additions to working capital.
During the three months ended March 31, 2017, we issued and sold 2,087,647 common units with a weighted average sales price of $48.23 per unit under our equity distribution agreements for net cash proceeds of approximately $99.4 million (net of approximately $1.3 million in commissions and professional service expenses). During the period from April 1, 2017 to May 3, 2017, we issued and sold an additional 253,414 common units with a weighted average sales price of $53.65 per unit under our equity distribution agreements for net cash proceeds of approximately $13.5 million (net of approximately $0.1 million in commissions and professional service expenses). We used the net cash proceeds for general partnership purposes as described above.
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

		Distributions
		Limited Partner Common Units	General Partner			Distributions per Limited Partner Common Unit
Three Months Ended	Date Paid		Incentive Distribution Rights	General Partner Units	Total
		(in thousands, except per unit amounts)
March 31, 2017	May 15, 2017 (1)	$60,486	$29,840	$1,040	$91,366	$0.8350
December 31, 2016	February 14, 2017	58,793	28,358	1,008	88,159	0.8150
September 30, 2016	November 14, 2016	57,332	26,987	976	85,295	0.7950
June 30, 2016	August 12, 2016	54,442	24,262	911	79,615	0.7550
March 31, 2016	May 13, 2016	48,238	19,816	830	68,884	0.7050

(1)	The distribution announced on April 17, 2017 for the first quarter of 2017 will be paid on May 15, 2017 to unitholders of record at the close of business on April 28, 2017.
Other Contributions and Distributions
During the three months ended March 31, 2017, TEP was deemed to have made noncash capital distributions of $57.7 million and $12.6 million to the general partner, which represents the excess purchase price over the carrying value of the Terminals and NatGas net assets acquired January 1, 2017 and the derecognition of a portion of the derivative asset associated with the partial exercise of the call option, respectively. During the three months ended March 31, 2017, TEP was deemed to have received a noncash capital contribution of $63.7 million from the general partner, which represents the excess carrying value of the additional 24.99% membership interest in Rockies Express acquired March 31, 2017 over the fair value of the consideration paid. During the three months ended March 31, 2017, TEP also received contributions from TD of $2.3 million, primarily to indemnify TEP for costs associated with Trailblazer's Pipeline Integrity Management Program, as discussed in Note 13 – Legal and Environmental Matters. During the three months ended March 31, 2017, TEP recognized contributions from and distributions to noncontrolling interests of $0.7 million and $1.4 million, respectively, which primarily consisted of activity associated with TD's 2% noncontrolling interest in Pony Express.

During the three months ended March 31, 2016, TEP was deemed to have made a noncash capital distribution of $280.0 million to the general partner, which represents the excess purchase price over the carrying value of the additional 31.3% membership interest in Pony Express acquired effective January 1, 2016. During the three months ended March 31, 2016, TEP also recognized contributions from and distributions to noncontrolling interests of $7.2 million and $1.8 million, respectively, which primarily consisted of activity associated with TD's 2% noncontrolling interest in Pony Express.
11. Net Income per Limited Partner Unit
The Partnership's net income is allocated to the general partner and the limited partners in accordance with their respective ownership percentages, after giving effect to incentive distributions paid to the general partner. Basic and diluted net income per limited partner unit is calculated by dividing limited partners' interest in net income, less general partner incentive distributions, by the weighted average number of outstanding limited partner units during the period.
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
All net income or loss from Terminals and NatGas prior to its acquisition on January 1, 2017 is allocated to predecessor operations in the table below. Historical earnings of transferred businesses for periods prior to the date of those common control transactions are solely those of the general partner, and therefore we have appropriately excluded any allocation to the limited partner units when determining net income available to common unitholders. We present the financial results of any transferred business prior to the transaction date in the line item "Predecessor operations interest in net income" in the table below.
The following table illustrates the Partnership's calculation of net income per common unit for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per unit amounts)
Net income	$71,784	$48,796
Net income attributable to noncontrolling interests	(879)	(1,041)
Net income attributable to partners	70,905	47,755
Predecessor operations interest in net income	—	(3,685)
General partner interest in net income	(30,583)	(20,353)
Net income available to common unitholders	$40,322	$23,717
Basic net income per common unit	$0.56	$0.35
Diluted net income per common unit	$0.55	$0.35
Basic average number of common units outstanding	72,544	66,967
Equity Participation Unit equivalent units	1,036	840
Diluted average number of common units outstanding	73,580	67,807
12. Regulatory Matters
There are no regulatory proceedings challenging the transportation rates of Pony Express, Rockies Express, Tallgrass Interstate Gas Transmission, LLC ("TIGT") or Trailblazer Pipeline Company LLC ("Trailblazer"). We have certain regulatory filings currently pending with the FERC, including the following:
Rockies Express
Rockies Express Zone 3 Capacity Enhancement Project – FERC Docket No. CP15-137-000
On March 31, 2015 in Docket No. CP15-137-000, Rockies Express filed with the FERC an application for authorization to construct and operate (1) three new mainline compressor stations located in Pickaway and Fayette Counties, Ohio and Decatur County, Indiana; (2) additional compressors at an existing compressor station in Muskingum County, Ohio; and (3) certain ancillary facilities. The facilities increased the Rockies Express Zone 3 east-to-west mainline capacity by 0.8 Bcf/d. Pursuant to the FERC's obligations under the National Environmental Policy Act, FERC staff issued an Environmental Assessment for the project on August 31, 2015. On February 25, 2016, the FERC issued a Certificate of Public Convenience and Necessity authorizing Rockies Express to proceed with the project. On March 14, 2016, Rockies Express commenced construction of the project facilities. The project was placed in-service for the 0.8 Bcf/d on January 6, 2017.
2016 Annual and Interim FERC Fuel Tracking Filings - FERC Docket Nos. RP16-702 and RP17-240
On March 1, 2016, Rockies Express made its annual fuel tracker filing with a proposed effective date of April 1, 2016 in Docket No. RP16-702. The FERC issued an order accepting the filing on March 25, 2016. On December 1, 2016, Rockies Express made an interim fuel tracker filing with a proposed effective date of January 1, 2017 in Docket No. RP17-240. The FERC issued an order accepting the filing on December 29, 2016.
Electric Power Charge Clarification - FERC Docket No. RP17-285
On December 21, 2016, in Docket No. RP17-285, Rockies Express proposed certain revisions to the General Terms and Conditions of its tariff to clarify that the electric power costs associated with the operation of gas coolers installed in association with the Zone 3 Capacity Enhancement Project, at both electric and gas powered stations, will be included in the Power Cost Tracker. Several shippers submitted comments on the proposal. The FERC issued an order on January 19, 2017 accepting the proposed revisions permitting the recovery of electric power costs from the operation of both gas and electric powered compressor stations, subject to certain clarifications.
2017 Annual FERC Fuel Tracking Filing - FERC Docket No. RP17-401-000
On February 13, 2017, in Docket No. RP17-401-000, Rockies Express made its annual fuel and power cost tracker filing with a proposed effective date of April 1, 2017. The FERC issued an order accepting the filing, including certain requested waivers, on March 21, 2017.

TIGT
General Rate Case Filing - FERC Docket No. RP16-137-000, et seq.
On October 30, 2015, TIGT filed a general rate case with the FERC pursuant to Section 4 of the National Gas Act ("NGA"). The rate case proposed, among other things, a general system-wide increase in the maximum tariff rates for all firm and interruptible services offered by TIGT, certain changes to the transportation rate design of its system, a fixed fuel and lost and unaccounted for ("FL&U") and power cost tracker, and certain pro forma tariff records reflecting revisions to TIGT's Tariff.
On June 8, 2016, TIGT filed an Offer of Settlement (the "TIGT Rate Case Settlement") with the FERC, which resolved all issues the FERC had set for hearing. Following certification by the Administrative Law Judge and approval by the FERC, TIGT filed revised tariff records to implement the TIGT Rate Case Settlement, which the FERC subsequently approved on December 23, 2016. Per the terms of the TIGT Rate Case Settlement, TIGT is required to file a new general rate case on May 1, 2019 (provided that such rate case is not pre-empted by a pre-filing settlement).
On February 3, 2017, the FERC accepted TIGT’s pro forma tariff records, subject to conditions, and directed TIGT to file the actual tariff records within 30 days. TIGT subsequently submitted a compliance filing to implement the actual tariff records and restate its tariff to be effective April 1, 2017 and also filed to cancel its existing tariff (which was ultimately superseded by the new tariff). On March 16, 2017, the FERC accepted both filings.
2017 Annual Fuel Tracker Filing - FERC Docket No. RP17-428-000
On February 27, 2017, TIGT made its annual fuel tracker filing with a proposed effective date of April 1, 2017 in Docket No. RP17-428-000. The filing incorporated the FL&U tracker and power cost tracker mechanisms agreed to in the TIGT Rate Case Settlement. The FERC accepted the filing on March 21, 2017.
Trailblazer
2017 Annual Fuel Tracker Filing - FERC Docket No. RP17-549-000
On March 22, 2017, Trailblazer made its annual fuel tracker filing with a proposed effective date of May 1, 2017 in Docket No. RP15-549. This filing incorporates the revised fuel tracker and power cost tracker mechanisms agreed to in the Stipulation and Agreement, which resolved all outstanding issues related to Trailblazer fuel recoveries. The FERC accepted the filing on April 19, 2017.
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
We have evaluated claims in accordance with the accounting guidance for contingencies that we deem both probable and reasonably estimable and, accordingly, have recorded no reserve for legal claims as of March 31, 2017 or December 31, 2016.
Rockies Express
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
On January 12, 2017, Rockies Express and Ultra entered into an agreement to settle Rockies Express' approximately $303 million claim against Ultra's bankruptcy estate. In accordance with the settlement agreement, Ultra has agreed to make a cash payment to Rockies Express of $150 million no later than July 12, 2017, and Ultra has entered into a new, seven-year firm transportation agreement with Rockies Express commencing December 1, 2019, for west-to-east service of 0.2 Bcf/d at a rate of approximately $0.37, or approximately $26.8 million annually. The settlement was part of Ultra's Chapter 11 reorganization plan, which was confirmed by the U.S. Bankruptcy Court on March 14, 2017. On April 12, 2017, Ultra announced that it successfully completed its restructuring in the U.S. Bankruptcy Court and emerged from Chapter 11 bankruptcy.

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
On February 2, 2017, Rockies Express and Michels agreed to resolve Michels' claims for a $10 million cash payment by Rockies Express. The cash payment was inclusive of approximately $5.9 million that Rockies Express had been withholding from Michels. Subsequently, Rockies Express and Michels entered into a definitive agreement with respect to the settlement and Rockies Express made the $10 million cash payment to Michels on February 16, 2017.
Environmental, Health and Safety
We are subject to a variety of federal, state and local laws that regulate permitted activities relating to air and water quality, waste disposal, and other environmental matters. We believe that compliance with these laws will not have a material adverse impact on our business, cash flows, financial position or results of operations. However, there can be no assurances that future events, such as changes in existing laws, the promulgation of new laws, or the development of new facts or conditions will not cause us to incur significant costs. We had environmental reserves of $3.8 million and $4.0 million at March 31, 2017 and December 31, 2016, respectively.
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

With respect to the approximately 25 - 35 miles of pipe that has been identified, Trailblazer completed 32 excavation digs in 2015 at an aggregate cost of approximately $1.3 million. During 2016, Trailblazer completed additional excavation digs and replaced approximately 8 miles of pipe at an aggregate cost of approximately $19.0 million. In 2017, Trailblazer intends to complete final remediation and cleanup of the pipe replacement at an estimated cost of $2.5 million. Trailblazer is currently exploring all possible cost recovery options to recover such out of pocket costs, including recovery through a general rate increase, negotiated rate agreements with its customers, or other FERC-approved recovery mechanisms.
In connection with our acquisition of the Trailblazer Pipeline, TD agreed to contractually indemnify TEP for certain out of pocket costs related to repairing or remediating the Trailblazer Pipeline, to the extent that such actions were necessitated by external corrosion caused by the pipeline's disbonded Hi-Melt CTE coating. The contractual indemnity provided by TD was capped at $20 million and was subject to a $1.5 million deductible. TEP has received $20 million from TD pursuant to the contractual indemnity as of March 31, 2017.
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
Terminals
System Failures
In January 2017, approximately 10,000 bbls of crude oil were released at the Sterling Terminal as the result of a defective roof drain system on a storage tank. The release was restricted to the containment area designed for such purpose and approximately 9,000 bbls were recovered. We currently expect that the total cost to remediate the release will be less than $600,000.
14. Reportable Segments
Our operations are located in the United States. We are organized into three reportable segments: (1) Crude Oil Transportation & Logistics, (2) Natural Gas Transportation & Logistics, and (3) Processing & Logistics.
Crude Oil Transportation & Logistics
The Crude Oil Transportation & Logistics segment is engaged in the ownership and operation of the Pony Express System, which is a FERC-regulated crude oil pipeline serving the Bakken Shale, Denver-Julesburg and Powder River Basins, and other nearby oil producing basins. The mainline portion of the Pony Express System was placed in service in October 2014. The Pony Express System also includes a lateral pipeline in Northeast Colorado, which interconnects with the Pony Express System just east of Sterling, Colorado and was placed in service in the second quarter of 2015. The Crude Oil Transportation & Logistics segment also includes our 100% membership interest in Terminals acquired effective January 1, 2017.
Natural Gas Transportation & Logistics
The Natural Gas Transportation & Logistics segment is engaged in the ownership and operation of FERC-regulated interstate natural gas pipelines and an integrated natural gas storage facility that provide services to on-system customers (such as third-party LDCs), industrial users and other shippers. The Natural Gas Transportation & Logistics segment includes our 100% membership interest in NatGas acquired effective January 1, 2017 and our 49.99% membership interest in Rockies Express, including the additional 24.99% membership interest acquired effective March 31, 2017.
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
Corporate and Other
Corporate and Other includes corporate overhead costs that are not directly associated with the operations of our reportable segments, such as interest and fees associated with our revolving credit facility and the 2024 Notes, public company costs, and equity-based compensation expense.

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
The following tables set forth our segment information for the periods indicated:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
Revenue:	Total Revenue	Inter- Segment	External Revenue	Total Revenue	Inter- Segment	External Revenue
	(in thousands)
Crude Oil Transportation & Logistics	$85,092	$—	$85,092	$94,654	$—	$94,654
Natural Gas Transportation & Logistics	36,428	(1,445)	34,983	32,668	(1,355)	31,313
Processing & Logistics	24,325	—	24,325	21,201	—	21,201
Corporate and Other	—	—	—	—	—	—
Total revenue	$145,845	$(1,445)	$144,400	$148,523	$(1,355)	$147,168

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
Adjusted EBITDA:	Total Adjusted EBITDA	Inter- Segment	External Adjusted EBITDA	Total Adjusted EBITDA	Inter- Segment	External Adjusted EBITDA
	(in thousands)
Crude Oil Transportation & Logistics	$57,767	$1,344	$59,111	$66,985	$1,345	$68,330
Natural Gas Transportation & Logistics	53,030	(1,445)	51,585	18,833	(1,355)	17,478
Processing & Logistics	6,075	101	6,176	3,351	10	3,361
Corporate and Other	(1,761)	—	(1,761)	(1,352)	—	(1,352)
Reconciliation to Net Income:
Add:
Equity in earnings of unconsolidated investment			20,738			709
Gain on disposal of assets			1,448			—
Less:
Interest expense, net of noncontrolling interest			(14,689)			(7,499)
Depreciation and amortization expense, net of noncontrolling interest			(21,867)			(22,482)
Distributions from unconsolidated investment			(30,819)			(634)
Non-cash gain (loss) related to derivative instruments, net of noncontrolling interests			2,441			(8,990)
Non-cash compensation expense			(1,458)			(1,166)
Net income attributable to partners			$70,905			$47,755

	Three Months Ended March 31,
Capital Expenditures:	2017	2016
	(in thousands)
Crude Oil Transportation & Logistics	$10,436	$15,973
Natural Gas Transportation & Logistics	4,655	2,133
Processing & Logistics	11,678	3,101
Corporate and Other	—	—
Total capital expenditures	$26,769	$21,207

Assets:	March 31, 2017	December 31, 2016
	(in thousands)
Crude Oil Transportation & Logistics	$1,492,333	$1,493,866
Natural Gas Transportation & Logistics	1,633,358	1,176,147
Processing & Logistics	418,479	411,999
Corporate and Other	8,486	20,201
Total assets	$3,552,656	$3,102,213
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
As used in this Quarterly Report, unless the context otherwise requires, "we," "us," "our," the "Partnership," "TEP" and similar terms refer to Tallgrass Energy Partners, LP, together with its consolidated subsidiaries. The term our "general partner" refers to Tallgrass MLP GP, LLC. References to "TD" refer to Tallgrass Development, LP. As discussed further in Note 2 – Summary of Significant Accounting Policies to the accompanying condensed consolidated financial statements, our financial statements for historical periods prior to January 1, 2017 have been recast to reflect the operations of Terminals and NatGas, which were acquired effective January 1, 2017.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report. Additionally, the following discussion and analysis should be read in conjunction with our audited financial statements and notes thereto, the related "Management's Discussion and Analysis of Financial Condition and Results of Operations," the discussion of "Risk Factors" and the discussion of TEP's "Business" in our Annual Report on Form 10-K for the year ended December 31, 2016 (our "2016 Form 10-K") filed with the United States Securities and Exchange Commission (the "SEC") on February 15, 2017.
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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, when considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•
our ability to complete and integrate acquisitions from TD or from third parties, including our acquisition of an additional 24.99% membership interest in Rockies Express from TD that was completed on March 31, 2017 and our acquisition of a 100% membership interest in NatGas and Terminals from TD that was completed in January 2017;

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

Recent Developments
Distribution Announced
On April 17, 2017, the Board of Directors of our general partner declared a cash distribution for the quarter ended March 31, 2017 of $0.835 per common unit. The distribution will be paid on May 15, 2017, to unitholders of record on April 28, 2017.
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
Maintenance capital expenditures are cash expenditures incurred (including expenditures for the construction or development of new capital assets) that we expect to maintain our long-term operating income or operating capacity. These expenditures typically include certain system integrity, compliance and safety improvements, and are presented net of noncontrolling interest and reimbursements. We collect deficiency payments for volumes committed by the customer to be transported in a month but not physically received for transport or delivered to the customers' agreed upon destination point. These deficiency payments are recorded as a deferred liability until the barrels are physically transported and delivered by TEP.
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

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Reconciliation of Adjusted EBITDA to Net Income
Net income attributable to partners	$70,905	$47,755
Add:
Interest expense, net of noncontrolling interest	14,689	7,499
Depreciation and amortization expense, net of noncontrolling interest	21,867	22,482
Distributions from unconsolidated investment	30,819	634
Non-cash (gain) loss related to derivative instruments, net of noncontrolling interest	(2,441)	8,990
Non-cash compensation expense (1)	1,458	1,166
Less:
Equity in earnings of unconsolidated investment	(20,738)	(709)
Gain on disposal of assets	(1,448)	—
Adjusted EBITDA	$115,111	$87,817
Reconciliation of Adjusted EBITDA and Distributable Cash Flow to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$104,241	$93,175
Add:
Interest expense, net of noncontrolling interest	14,689	7,499
Other, including changes in operating working capital	(3,819)	(12,857)
Adjusted EBITDA	$115,111	$87,817
Add:
Deficiency payments received, net	16,071	7,157
Less:
Cash interest cost	(13,567)	(6,821)
Maintenance capital expenditures, net	(63)	(2,168)
Cash flow attributable to predecessor operations	—	(4,125)
Distributable Cash Flow	$117,552	$81,860

(1)	Represents TEP's portion of non-cash compensation expense related to Equity Participation Units, excluding amounts allocated to TD.

The following table presents a reconciliation of Adjusted EBITDA by segment to segment operating income, the most directly comparable GAAP financial measure, for each of the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Reconciliation of Adjusted EBITDA to Operating Income in the Crude Oil Transportation & Logistics Segment (1)
Operating income	$44,715	$53,961
Add:
Depreciation and amortization expense, net of noncontrolling interest	13,879	13,433
Distributions from unconsolidated investment	694	634
Less:
Adjusted EBITDA attributable to noncontrolling interests	(871)	(1,043)
Non-cash gain related to derivative instruments, net of noncontrolling interest	(650)	—
Segment Adjusted EBITDA	$57,767	$66,985
Reconciliation of Adjusted EBITDA to Operating Income in the Natural Gas Transportation & Logistics Segment (1)
Operating income	$18,168	$12,345
Add:
Depreciation and amortization expense	4,783	5,878
Distributions from unconsolidated investment	30,125	—
Non-cash (gain) loss related to derivative instruments	(116)	44
Other income, net	70	566
Segment Adjusted EBITDA	$53,030	$18,833
Reconciliation of Adjusted EBITDA to Operating (Loss) Income in the Processing & Logistics Segment(1)
Operating income	$4,116	$178
Add:
Depreciation and amortization expense, net of noncontrolling interest	3,205	3,171
Non-cash gain related to derivative instruments	210	—
Less:
Gain on disposal of assets	(1,448)	—
Adjusted EBITDA attributable to noncontrolling interests	(8)	2
Segment Adjusted EBITDA	$6,075	$3,351
Total Segment Adjusted EBITDA	$116,872	$89,169
Corporate general and administrative costs	(1,761)	(1,352)
Total Adjusted EBITDA	$115,111	$87,817

(1)
Segment results as presented represent total operating income and Adjusted EBITDA, including intersegment activity, for the Crude Oil Transportation & Logistics, Natural Gas Transportation & Logistics, and Processing & Logistics segments. For reconciliations to the consolidated financial data, see Note 14 – Reportable Segments to the accompanying condensed consolidated financial statements.

Results of Operations
The following provides a summary of our operating metrics for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Crude Oil Transportation & Logistics Segment:
Crude oil transportation average contracted capacity (Bbls/d) (1)	298,580	290,580
Crude oil transportation average throughput (Bbls/d)	261,904	291,274
Natural Gas Transportation & Logistics Segment:
Gas transportation average firm contracted volumes (MMcf/d) (2)	1,609	1,646
Processing & Logistics Segment:
Natural gas processing inlet volumes (MMcf/d)	103	98
Freshwater approximate average volumes (Bbls/d)	64,754	2,802
Produced water gathering and disposal approximate average volumes (Bbls/d)	9,760	10,726

(1)	We are required to make no less than 10% of the contractible capacity of the Pony Express System available for non-contract, or "walk-up", shippers.

(2)	Volumes transported under firm fee contracts, excluding Rockies Express.

The following provides a summary of our consolidated results of operations for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands, except operating data)
Revenues:
Crude oil transportation services	$84,331	$94,572
Natural gas transportation services	31,685	29,280
Sales of natural gas, NGLs, and crude oil	15,381	13,926
Processing and other revenues	13,003	9,390
Total Revenues	144,400	147,168
Operating Costs and Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	12,370	13,568
Cost of transportation services (exclusive of depreciation and amortization shown below)	13,503	13,529
Operations and maintenance	12,903	12,958
Depreciation and amortization	21,403	22,007
General and administrative	13,663	13,490
Taxes, other than income taxes	8,226	7,650
Gain on disposal of assets	(1,448)	—
Total Operating Costs and Expenses	80,620	83,202
Operating Income	63,780	63,966
Other Income (Expense):
Interest expense, net	(14,689)	(7,499)
Unrealized gain (loss) on derivative instrument	1,885	(8,946)
Equity in earnings of unconsolidated investments	20,738	709
Other income, net	70	566
Total Other Income (Expense)	8,004	(15,170)
Net income	71,784	48,796
Net income attributable to noncontrolling interests	(879)	(1,041)
Net income attributable to partners	$70,905	$47,755
Other Financial Data:
Adjusted EBITDA (1)	$115,111	$87,817

(1)	For more information regarding Adjusted EBITDA and a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, please see "Non-GAAP Financial Measures" above.
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Revenues. Total revenues were $144.4 million for the three months ended March 31, 2017, compared to $147.2 million for the three months ended March 31, 2016, which represents a decrease of $2.8 million, or 2%, in total revenues. The overall decrease in revenue was largely driven by decreased revenues of $9.6 million in the Crude Oil Transportation & Logistics segment, partially offset by increased revenues of $3.8 million and $3.1 million in the Natural Gas Transportation & Logistics and Processing & Logistics segments, respectively, as discussed further below.
Operating costs and expenses. Operating costs and expenses were $80.6 million for the three months ended March 31, 2017 compared to $83.2 million for the three months ended March 31, 2016, which represents a decrease of $2.6 million, or 3%. The overall decrease in operating costs and expenses is driven by decreased operating costs and expenses of $2.1 million, $0.8 million, and $0.3 million in the Natural Gas Transportation & Logistics, Processing & Logistics, and Crude Oil Transportation & Logistics segments, respectively, as discussed further below, partially offset by a $0.6 million increase in corporate general and administrative costs primarily due to increased costs associated with equity-based compensation grants under the general partner's Long-term Incentive Plan as well as legal costs associated with transactions during the three months ended March 31, 2017.

Interest expense, net. Interest expense of $14.7 million for the three months ended March 31, 2017 was primarily composed of interest and fees associated with our revolving credit facility and the 2024 Notes issued on September 1, 2016. Interest expense of $7.5 million for the three months ended March 31, 2016 was primarily composed of interest and fees associated with our revolving credit facility. The increase in interest and fees associated with our revolving credit facility is primarily due to increased borrowings to fund a portion of our 2016 acquisition of a 25% membership interest in Rockies Express and our recent acquisitions of Terminals and NatGas effective January 1, 2017, as well as the higher incremental borrowing rate on the 2024 Notes, the proceeds of which were used to repay borrowings under our revolving credit facility.
Unrealized gain (loss) on derivative instrument. Unrealized gain on derivative instrument of $1.9 million for the three months ended March 31, 2017 and unrealized loss on derivative instrument of $8.9 million for the three months ended March 31, 2016 represents the change in fair value of the call option received from TD as part of the acquisition of an additional 31.3% membership interest in Pony Express effective January 1, 2016. As of February 1, 2017, no common units remained subject to the call option.
Equity in earnings of unconsolidated investments. Equity in earnings of unconsolidated investments was $20.7 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively. Equity in earnings of unconsolidated investments of $20.7 million for three months ended March 31, 2017 primarily reflects our portion of earnings and the amortization of a negative basis difference of $3.5 million associated with our 25% membership interest in Rockies Express acquired in May 2016, as well as $0.7 million related to our investment in Deeprock Development. Equity in earnings of unconsolidated investments of $0.7 million for the three months ended March 31, 2016 reflects our portion of earnings associated with Deeprock Development. For additional information, see Note 7 – Investments in Unconsolidated Affiliates.
Other income, net. Other income, net typically includes rental income and income earned from certain customers related to the capital costs we incurred to connect these customers to our system. Other income for the three months ended March 31, 2017 was $0.1 million compared to $0.6 million for the three months ended March 31, 2016. The decrease in other income was driven by lower income related to reimbursable projects at TIGT due to contract modifications.
Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests of $0.9 million for the three months ended March 31, 2017 compared to $1.0 million for the three months ended March 31, 2016 primarily reflects the net income allocated to TD's 2% noncontrolling interest in Pony Express.
The following provides a summary of our Crude Oil Transportation & Logistics segment results of operations for the periods indicated:

Segment Financial Data - Crude Oil Transportation & Logistics (1)	Three Months Ended March 31,
	2017	2016
	(in thousands)
Revenues:
Crude oil transportation services	$84,331	$94,572
Sales of natural gas, NGLs, and crude oil	663	—
Processing and other revenues	98	82
Total revenues	85,092	94,654
Operating costs and expenses:
Cost of transportation services	11,193	11,868
Operations and maintenance	3,750	4,312
Depreciation and amortization	13,407	12,954
General and administrative	5,529	5,508
Taxes, other than income taxes	6,498	6,051
Total operating costs and expenses	40,377	40,693
Operating income	$44,715	$53,961

(1)
Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 14 – Reportable Segments to the accompanying condensed consolidated financial statements.

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Revenues. Crude Oil Transportation & Logistics segment revenues were $85.1 million for the three months ended March 31, 2017, compared to $94.7 million for the three months ended March 31, 2016, which represents a decrease of $9.6 million, or 10%, in segment revenues driven by a $10.2 million decrease in crude oil transportation services, primarily due to a $6.6 million increase in shipper deficiency payments and a $5.5 million decrease in the incremental barrels delivered during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, partially offset by noncash mark-to-market adjustments on crude oil commodity derivative contracts of $0.7 million during the three months ended March 31, 2017.
Operating costs and expenses. Operating costs and expenses in the Crude Oil Transportation & Logistics segment were $40.4 million for the three months ended March 31, 2017 compared to $40.7 million for the three months ended March 31, 2016, which represents a decrease of $0.3 million, or 1%. The overall decrease in operating costs and expenses was primarily driven by a decrease in cost of transportation services driven by lower throughput volumes during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 and a decrease in operations and maintenance expense, partially offset by increased depreciation and amortization and taxes, other than income taxes, driven by assets placed in service throughout 2016.
The following provides a summary of our Natural Gas Transportation & Logistics segment results of operations for the periods indicated:

Segment Financial Data - Natural Gas Transportation & Logistics (1)	Three Months Ended March 31,
	2017	2016
	(in thousands)
Revenues:
Natural gas transportation services	$33,130	$30,635
Sales of natural gas, NGLs, and crude oil	1,651	348
Processing and other revenues	1,647	1,685
Total revenues	36,428	32,668
Operating costs and expenses:
Cost of sales	1,070	1,146
Cost of transportation services	760	2,455
Operations and maintenance	6,478	5,880
Depreciation and amortization	4,783	5,878
General and administrative	3,794	3,788
Taxes, other than income taxes	1,375	1,176
Total operating costs and expenses	18,260	20,323
Operating income	$18,168	$12,345

(1)
Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 14 – Reportable Segments to the accompanying condensed consolidated financial statements.

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Revenues. Natural Gas Transportation & Logistics segment revenues were $36.4 million for the three months ended March 31, 2017, compared to $32.7 million for the three months ended March 31, 2016, which represents an increase of $3.8 million, or 12%, in segment revenues due to a $2.5 million increase in natural gas transportation services driven by increased tariff rates at TIGT as a result of the rate case settlement during the second quarter of 2016, as well as increased volumes transported at Trailblazer, and a $1.3 million increase in natural gas sales driven by increased volumes sold and a 30% increase in natural gas prices during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Operating costs and expenses. Operating costs and expenses in the Natural Gas Transportation & Logistics segment were $18.3 million for the three months ended March 31, 2017, compared to $20.3 million for the three months ended March 31, 2016, which represents a decrease of $2.1 million, or 10%. The overall decrease in operating costs and expenses was primarily due to a $1.7 million decrease in the cost of transportation services driven by lower costs associated with fuel reimbursements as a result of changes to TIGT's fuel recovery structure and a $1.1 million decrease in depreciation and amortization driven by changes in depreciation rates at TIGT, both as a result of the rate case settlement discussed above, partially offset by a $0.6 million increase in operations and maintenance expense driven by increased integrity spending during the three months ended March 31, 2017.
The following provides a summary of our Processing & Logistics segment results of operations for the periods indicated:

Segment Financial Data - Processing & Logistics (1)	Three Months Ended March 31,
	2017	2016
	(in thousands)
Revenues:
Sales of natural gas, NGLs, and crude oil	$13,067	$13,578
Processing and other revenues	11,258	7,623
Total revenues	24,325	21,201
Operating costs and expenses:
Cost of sales	11,401	12,432
Cost of transportation services	2,894	551
Operations and maintenance	2,675	2,766
Depreciation and amortization	3,213	3,175
General and administrative	1,121	1,676
Taxes, other than income taxes	353	423
Gain on disposal of assets	(1,448)	—
Total operating costs and expenses	20,209	21,023
Operating income	$4,116	$178

(1)
Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 14 – Reportable Segments to the accompanying condensed consolidated financial statements.

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Revenues. Processing & Logistics segment revenues were $24.3 million for the three months ended March 31, 2017, compared to $21.2 million for the three months ended March 31, 2016, which represents a $3.1 million, or 15%, increase in segment revenues. The increase in segment revenues was primarily due to a $3.6 million increase in processing and other revenues driven by increased revenue from water business services of $4.2 million from increased customer volumes, partially offset by lower processing fees and a $0.5 million decrease in NGL sales in the three months ended March 31, 2017 compared to the three months ended March 31, 2016.
Operating costs and expenses. Operating costs and expenses in the Processing & Logistics segment were $20.2 million for the three months ended March 31, 2017 compared to $21.0 million for the three months ended March 31, 2016, which represents a decrease of $0.8 million, or 4%. The decrease in operating costs and expenses was primarily due to a $1.4 million gain on disposal of assets from insurance proceeds received during the three months ended March 31, 2017 related to assets destroyed by a 2016 fire caused by a lightning strike, as well as a $1.0 million decrease in cost of sales driven by lower producer settlements and NGL sales volumes and a $0.6 million decrease in general and administrative expenses. These decreases were partially offset by a $2.3 million increase in cost of transportation services driven by increased volumes in water business services as discussed above.

Liquidity and Capital Resources Overview
Our primary sources of liquidity for the three months ended March 31, 2017 were borrowings under our revolving credit facility, cash generated from operations, and proceeds from the issuance of common units. We expect our sources of liquidity in the future to include:

•	cash generated from our operations;

•	borrowing capacity available under our revolving credit facility; and

•	future issuances of additional partnership units and/or debt securities.
We believe that cash on hand, cash generated from operations and availability under our revolving credit facility will be adequate to meet our operating needs, our planned short-term maintenance capital and debt service requirements, and our planned cash distributions to unitholders. We believe that future internal growth projects or potential acquisitions will be funded primarily through a combination of borrowings under our revolving credit facility and issuances of debt and/or equity securities. For additional information regarding our revolving credit facility and senior unsecured notes, see Note 9 – Long-term Debt. For additional information regarding our equity transactions during the quarter, see Note 10 – Partnership Equity and Distributions.
Our total liquidity as of March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Cash on hand	$1,198	$1,873

Total capacity under the revolving credit facility	1,750,000	1,750,000
Less: Outstanding borrowings under the revolving credit facility	(1,567,000)	(1,015,000)
Available capacity under the revolving credit facility	183,000	735,000
Total liquidity	$184,198	$736,873
Working Capital
Working capital is the amount by which current assets exceed current liabilities. While various other factors may impact our working capital requirements from period to period, our working capital requirements have typically been, and we expect will continue to be, driven by changes in accounts receivable, accounts payable and deferred revenue. We manage our working capital needs through borrowings and repayments of borrowings under our revolving credit facility. Factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers, payments to suppliers, and the level of spending for capital expenditures. Changes in the market prices of energy commodities, primarily NGLs, that we buy and sell in the normal course of business can also impact the timing of changes in accounts receivable and accounts payable. Factors impacting deferred revenue include the volume of barrels transported, the amount of deficiency payments received, and the volume of prior deficiencies utilized during the period.
As of March 31, 2017, we had a working capital deficit of $59.6 million compared to a working capital deficit of $38.1 million at December 31, 2016, which represents a decrease in working capital of $21.5 million. The overall decrease in working capital was primarily attributable to changes in the following components:

•	an increase in deferred revenue of $16.3 million primarily from deficiency payments collected by Pony Express;

•	a decrease in derivative assets at fair value of $10.7 million as we exercised the remainder of the call option granted by TD; and

•	an increase in accrued taxes of $4.9 million due to higher estimated property taxes for 2017 at Pony Express.
These working capital decreases were partially offset by a decrease in accrued liabilities of $9.9 million primarily due to a decrease in interest accrued at March 31, 2017 compared to December 31, 2016 due to an interest payment on the 2024 Notes in March 2017.
A material adverse change in operations, available financing under our revolving credit facility, or available financing from the equity or debt capital markets could impact our ability to fund our requirements for liquidity and capital resources in the future.

Cash Flows
The following table and discussion presents a summary of our cash flow for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$104,241	$93,175
Investing activities	$(562,042)	$(70,363)
Financing activities	$457,126	$(21,538)
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Operating Activities. Cash flows provided by operating activities were $104.2 million and $93.2 million for the three months ended March 31, 2017 and 2016, respectively. The increase in net cash flows provided by operating activities of $11.1 million was primarily driven by the increase in operating results as discussed above, $20.7 million of distributions from unconsolidated investments received primarily from Rockies Express, and a net increase in cash inflows from changes in working capital, primarily driven by a $9.0 million increase in deferred revenue associated with deficiency payments collected by Pony Express during the three months ended March 31, 2017.
Investing Activities. Cash flows used in investing activities were $562.0 million for the three months ended March 31, 2017. Investing cash outflows for the three months ended March 31, 2017 were primarily driven by:

•	cash outflows of $400.0 million for the acquisition of an additional 24.99% membership interest in Rockies Express on March 31, 2017;

•	cash outflows of $140.0 million for the acquisition of Terminals and NatGas on January 1, 2017; and

•
capital expenditures of $26.8 million, primarily due to spending on an additional freshwater connection at Water Solutions and remediation digs on the Pony Express System as discussed in Note 13 – Legal and Environmental Matters.

These cash outflows were partially offset by $10.1 million of distributions from Rockies Express in excess of cumulative earnings recognized.
Cash flows used in investing activities were $70.4 million for the three months ended March 31, 2016. Investing cash outflows for the three months ended March 31, 2016 were primarily driven by:

•
cash outflows of $49.1 million for a portion of the acquisition of an additional 31.3% membership interest in Pony Express on January 1, 2016, the remainder of which is classified as a financing activity as discussed below; and

•	capital expenditures of $21.2 million, primarily due to post in-service spending on Pony Express System projects.
Financing Activities. Cash flows provided by financing activities were $457.1 million for the three months ended March 31, 2017. Financing cash inflows for the three months ended March 31, 2017 were primarily driven by:

•	net borrowings under the revolving credit facility of $552.0 million; and

•	the issuance of 2,087,647 common units under our Equity Distribution Agreements for net cash proceeds of $99.4 million.
These financing cash inflows were partially offset by cash outflows of:

•	distributions to unitholders of $88.2 million;

•	$72.4 million for the exercise of the remainder of the call option granted by TD covering 1,703,094 common units; and

•	$35.3 million for the 736,262 common units repurchased from TD.
Cash flows used in financing activities were $21.5 million for the three months ended March 31, 2016. Financing cash outflows for the three months ended March 31, 2016 were primarily driven by:

•
cash outflows of $425.9 million for the portion of the acquisition of an additional 31.3% membership interest in Pony Express which exceeds the cumulative capital spending on the underlying assets acquired; and

•	distributions to unitholders of $59.0 million.

These financing cash outflows were partially offset by cash inflows from:

•	net borrowings under the revolving credit facility of $447.0 million; and

•	the issuance of 337,311 common units under the Equity Distribution Agreement for net cash proceeds of $12.6 million.
Distributions
We do not have a legal obligation to pay distributions except as provided in our partnership agreement. A distribution of $0.835 per unit, or $91.4 million in the aggregate, for the three months ended March 31, 2017 was announced on April 17, 2017 and will be paid on May 15, 2017 to unitholders of record on April 28, 2017. As of May 3, 2017, we had a total of 73,272,277 common and general partner units outstanding, which equates to an aggregate minimum quarterly distribution of approximately $21.1 million per quarter and approximately $84.3 million per year. We intend to continue to pay quarterly distributions at or above the amount of the minimum quarterly distribution, which is $0.2875 per unit.
Capital Requirements
The midstream energy business can be capital-intensive, requiring significant investment to maintain and upgrade existing operations. Our capital requirements have consisted primarily of, and we anticipate will continue to consist of, the following:

•
maintenance capital expenditures, which are cash expenditures incurred (including expenditures for the construction or development of new capital assets) that we expect to maintain our long-term operating income or operating capacity. These expenditures typically include certain system integrity, compliance and safety improvements; and

•
expansion capital expenditures, which are cash expenditures we expect will increase our operating income or operating capacity over the long-term. Expansion capital expenditures include acquisitions or capital improvements (such as additions to or improvements on the capital assets owned, or acquisition or construction of new capital assets).

We expect to incur approximately $91 million for capital expenditures in 2017, of which approximately $75 million is expected for expansion projects and approximately $16 million, net of anticipated reimbursements, is expected for maintenance capital expenditures.
The determination of capital expenditures as maintenance or expansion is made at the individual asset level during our budgeting process and as we approve, execute, and monitor our capital spending. The following table summarizes the maintenance and expansion capital expenditures incurred at our consolidated entities:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Maintenance capital expenditures	$63	$2,168
Expansion capital expenditures	22,420	8,392
Total capital expenditures incurred	$22,483	$10,560
Capital expenditures incurred represent capital expenditures paid and accrued during the period. Capital expenditures are presented net of noncontrolling interest, and contributions and reimbursements received. The decrease in maintenance capital expenditures to $0.1 million for the three months ended March 31, 2017 from $2.2 million for the three months ended March 31, 2016 is primarily driven by contributions from TD to TEP in order to indemnify TEP for certain out of pocket costs related to repairing or remediating the Trailblazer Pipeline, as discussed further in Note 13 – Legal and Environmental Matters. Maintenance capital expenditures on our assets occur on a regular schedule, but most major maintenance projects are not required every year so the level of maintenance capital expenditures naturally varies from year to year and from quarter to quarter. The increase in expansion capital expenditures to $22.4 million for the three months ended March 31, 2017 is primarily driven by increased expansion capital expenditures in the Processing and Logistics and Crude Oil Transportation & Logistics segments. Expansion capital expenditures for the three months ended March 31, 2017 consisted primarily of spending on an additional freshwater connection at Water Solutions and remediation digs on the Pony Express System, as discussed in Note 13 – Legal and Environmental Matters. Expansion capital expenditures of $8.4 million for the three months ended March 31, 2016 consisted primarily of post in-service spending on Pony Express System projects and costs associated with construction of the Sterling Terminal.
In addition, we invested cash in unconsolidated affiliates of $6.7 million and $0.1 million during the three months ended March 31, 2017 and 2016, respectively, to fund our share of capital projects.

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
Contractual Obligations
There have been no material changes in our contractual obligations as reported in our 2016 Form 10-K.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements are set forth in our 2016 Form 10-K for the year ended December 31, 2016 and have not changed.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
As of March 31, 2017 approximately 99% of our reserved processing capacity was subject to firm or volumetric fee contracts, with the majority of fee revenue based on the volumes actually processed. The remaining 1% was subject to commodity sensitive contracts such as percent of proceeds or keep whole processing contracts. The profitability of our commodity sensitive processing contracts that include keep whole or percent of proceeds components is affected by volatility in prevailing NGL and natural gas prices. Starting in the second half of 2014, the prices of crude oil, natural gas, and NGLs became extremely volatile and declined significantly. Downward pressure and volatility of commodity prices continued in 2015 before recovering somewhat in 2016 and 2017. These declines directly and indirectly resulted in lower realizations and processing volumes on our percent of proceeds and keep whole processing contracts. Our Processing & Logistics segment comprised approximately 5% and 4% of our Adjusted EBITDA for the three months ended March 31, 2017 and 2016, respectively.
Historically, we have had a limited amount of direct commodity price exposure related to natural gas collected for electrical compression costs and lost and unaccounted for gas on the TIGT System. Accordingly, we have historically entered into derivative contracts with third parties for a substantial majority of the natural gas we expected to collect for the purpose of hedging our commodity price exposures. In 2016, we also entered into long natural gas swaps covering a portion of the natural gas that TMID expects to purchase in 2017. In addition, we have a limited amount of direct commodity price exposure related to crude oil collected as part of our contractual pipeline loss allowance at Pony Express and Terminals. During 2016, we began entering into derivative contracts for the sale of crude oil inventory.
We measure the risk of price changes in our crude oil and natural gas swaps utilizing a sensitivity analysis model. The sensitivity analysis measures the potential income or loss (i.e., the change in fair value of the derivative instruments) based upon a hypothetical 10% movement in the underlying quoted market prices. In addition to these variables, the fair value of each portfolio is influenced by fluctuations in the notional amounts of the instruments and the discount rates used to determine the present values. We enter into derivative contracts solely for the purpose of mitigating the risks that accompany certain of our business activities and, therefore, both the sensitivity analysis model and the change in the market value of our outstanding derivative contracts are offset largely by changes in the value of the underlying physical commodity prices.
The following table summarizes our commodity derivatives and the change in fair value that would be expected from a 10% price increase or decrease as of March 31, 2017, assuming a parallel shift in the forward curve through the end of 2017:

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
	(in thousands)
Crude oil derivative contracts (1)	$223	$(638)	$638
Natural gas derivative contracts (2)	$81	$93	$(93)

(1)	Represents the sale of 125,000 barrels of crude oil by our Crude Oil Transportation & Logistics segment which will settle throughout 2017.

(2)
Represents long natural gas swaps outstanding with a notional volume of approximately 0.3 Bcf covering a portion of the natural gas that is expected to be purchased by our Processing & Logistics segment throughout 2017.

The Commodity Futures Trading Commission ("CFTC") has promulgated regulations to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act's changes to the Commodity Exchange Act, including the definition of commodity-based swaps subject to those regulations. The CFTC regulations implemented new reporting and record keeping requirements related to those swap transactions and a mandatory clearing and exchange-execution regime for various types, categories or classes of swaps, subject to certain exemptions, including the trade-option and end-user exemptions. Although we anticipate that most, if not all, of our swap transactions should continue to qualify for an exemption to the clearing and exchange-execution requirements, we will still be subject to record keeping and reporting requirements.
Interest Rate Risk
On September 1, 2016 we issued $400 million in 5.50% senior notes due 2024. In addition, we currently have a $1.75 billion revolving credit facility with borrowings of approximately $1.57 billion as of March 31, 2017. Borrowings under the revolving credit facility will bear interest, at our option, at either (a) a base rate, which will be a rate equal to the greatest of (i) the prime rate, (ii) the U.S. federal funds rate plus 0.5% and (iii) a one-month reserve adjusted Eurodollar rate plus 1.00% or (b) a reserve adjusted Eurodollar Rate, plus, in each case, an applicable margin. The applicable margin ranges from 0.75% to 2.75%, based upon our total leverage ratio and whether we have elected the base rate or the reserve adjusted Eurodollar rate.
We do not currently hedge the interest rate risk on our borrowings under the revolving credit facility. However, in the future we may consider hedging the interest rate risk or may consider choosing longer Eurodollar borrowing terms in order to fix all or a portion of our borrowings for a period of time. We estimate that a 1% increase in interest rates would decrease the fair value of the debt by $0.8 million based on our debt obligations as of March 31, 2017.
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
A substantial majority of our revenue is produced under long-term firm fee contracts with high-quality customers. The customer base we currently serve under these contracts generally has a strong credit profile, with a majority of our revenues derived from customers who have BB+ or Ba1 and better credit ratings or are part of corporate families with such credit ratings as of March 31, 2017.
We also have indirect credit risk exposure with respect to our investment in Rockies Express. See Item 1A.—Risk Factors in our 2016 Form 10-K for additional information.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 13 – Legal and Environmental Matters to the condensed consolidated financial statements included in Part I—Item 1.—Financial Statements of this Quarterly Report, which is incorporated herein by reference.
Item 1A. Risk Factors
Item 1A of our 2016 Form 10-K for the year ended December 31, 2016 sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended March 31, 2017. There have been no material changes to the risk factors contained in our 2016 Form 10-K for the year ended December 31, 2016.
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

10.2
Purchase and Sale Agreement, dated March 31, 2017, by and among Tallgrass Energy Partners, LP, Rockies Express Holdings, LLC and Tallgrass Development, LP (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on April 3, 2017).

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

Tallgrass Energy Partners, LP
(registrant)
		By:	Tallgrass MLP GP, LLC, its general partner

Date:	May 3, 2017	By:	/s/ Gary J. Brauchle
			Name:	Gary J. Brauchle
			Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)