Form 10-Q
period 2017-09-30
Tallgrass Energy Partners, LP
filed 2017-11-02
CIK 1569134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On November 2, 2017, the Registrant had 73,199,753 Common Units and 834,391 General Partner Units outstanding.

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

PART 1—FINANCIAL INFORMATION
Item 1. Financial Statements
TALLGRASS ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2017	December 31, 2016
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,998	$1,873
Accounts receivable, net	95,629	59,536
Gas imbalances	1,020	1,597
Inventories	10,173	13,093
Derivative assets	—	10,967
Prepayments and other current assets	3,407	7,628
Total Current Assets	113,227	94,694
Property, plant and equipment, net	2,350,830	2,079,232
Goodwill	404,838	343,288
Intangible assets, net	98,876	93,522
Unconsolidated investments	922,280	475,625
Deferred financing costs, net	12,329	4,815
Deferred charges and other assets	3,016	11,037
Total Assets	$3,905,396	$3,102,213
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$69,620	$24,122
Accounts payable to related parties	6,072	5,935
Gas imbalances	1,119	1,239
Derivative liabilities	473	556
Accrued taxes	22,890	16,996
Accrued liabilities	11,154	16,702
Deferred revenue	87,979	60,757
Other current liabilities	6,690	6,446
Total Current Liabilities	205,997	132,753
Long-term debt, net	2,115,086	1,407,981
Other long-term liabilities and deferred credits	18,396	7,063
Total Long-term Liabilities	2,133,482	1,415,044
Commitments and Contingencies
Equity:
Predecessor Equity	—	82,295
Limited partners (73,176,516 and 72,485,954 common units issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	2,125,788	2,070,495
General partner (834,391 units issued and outstanding at September 30, 2017 and December 31, 2016)	(626,704)	(632,339)
Total Partners' Equity	1,499,084	1,520,451
Noncontrolling interests	66,833	33,965
Total Equity	1,565,917	1,554,416
Total Liabilities and Equity	$3,905,396	$3,102,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per unit amounts)
Revenues:
Crude oil transportation services	$86,180	$91,387	$260,366	$279,281
Natural gas transportation services	30,256	31,444	91,370	89,406
Sales of natural gas, NGLs, and crude oil	32,215	20,487	70,514	51,243
Processing and other revenues	27,218	9,950	58,882	29,521
Total Revenues	175,869	153,268	481,132	449,451
Operating Costs and Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	26,984	18,319	58,740	47,845
Cost of transportation services (exclusive of depreciation and amortization shown below)	10,538	10,842	38,799	35,946
Operations and maintenance	17,412	15,146	45,569	42,374
Depreciation and amortization	23,782	21,177	67,276	65,074
General and administrative	15,925	13,413	44,362	41,225
Taxes, other than income taxes	6,661	6,860	21,799	20,293
Contract termination	—	—	—	8,061
(Gain) loss on disposal of assets	—	—	(1,264)	1,849
Total Operating Costs and Expenses	101,302	85,757	275,281	262,667
Operating Income	74,567	67,511	205,851	186,784
Other Income (Expense):
Interest expense, net	(22,888)	(10,907)	(57,265)	(27,639)
Unrealized (loss) gain on derivative instrument	—	(4,419)	1,885	5,588
Equity in earnings of unconsolidated investments	123,642	12,764	187,121	37,495
Gain on remeasurement of unconsolidated investment	9,728	—	9,728	—
Other income, net	454	480	796	1,267
Total Other Income (Expense)	110,936	(2,082)	142,265	16,711
Net income	185,503	65,429	348,116	203,495
Net income attributable to noncontrolling interests	(1,413)	(1,084)	(3,241)	(3,235)
Net income attributable to partners	$184,090	$64,345	$344,875	$200,260
Allocation of income to the limited partners:
Net income attributable to partners	$184,090	$64,345	$344,875	$200,260
Predecessor operations interest in net income	—	(3,611)	—	(3,408)
General partner interest in net income	(39,809)	(27,674)	(107,693)	(73,347)
Net income available to common unitholders	144,281	33,060	237,182	123,505
Basic net income per common unit	$1.97	$0.45	$3.26	$1.75
Diluted net income per common unit	$1.96	$0.45	$3.23	$1.73
Basic average number of common units outstanding	73,138	73,089	72,769	70,686
Diluted average number of common units outstanding	73,638	74,063	73,319	71,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash Flows from Operating Activities:
Net income	$348,116	$203,495
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	72,732	70,269
Equity in earnings of unconsolidated investments	(187,121)	(37,495)
Distributions from unconsolidated investments	187,624	37,361
Gain on remeasurement of unconsolidated investment	(9,728)	—
Changes in components of working capital:
Accounts receivable and other	(34,197)	8,204
Accounts payable and accrued liabilities	43,037	5,053
Deferred revenue	26,898	25,303
Other current assets and liabilities	5,032	(1,033)
Other operating, net	3,755	(149)
Net Cash Provided by Operating Activities	456,148	311,008
Cash Flows from Investing Activities:
Acquisition of Rockies Express membership interest	(400,000)	(436,022)
Acquisition of Terminals and NatGas	(140,000)	—
Acquisition of Douglas Gathering System	(128,526)	—
Capital expenditures	(88,050)	(55,397)
Acquisition of Deeprock Development	(57,202)	—
Distributions from unconsolidated investments in excess of cumulative earnings	41,886	16,073
Acquisition of PRB Crude System	(36,030)	—
Contributions to unconsolidated investments	(31,570)	(35,515)
Acquisition of Pony Express membership interest	—	(49,118)
Other investing, net	(13,449)	205
Net Cash Used in Investing Activities	(852,941)	(559,774)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	850,000	400,000
Distributions to unitholders	(284,724)	(207,539)
(Repayments) borrowings under revolving credit facility, net	(134,000)	252,000
Proceeds from public offering, net of offering costs	112,393	290,474
Partial exercise of call option	(72,381)	(151,434)
Repurchase of common units from TD	(35,335)	—
Acquisition of Pony Express membership interest	—	(425,882)
Proceeds from private placement, net of offering costs	—	90,009
Other financing, net	(38,035)	(56)
Net Cash Provided by Financing Activities	397,918	247,572
Net Change in Cash and Cash Equivalents	1,125	(1,194)
Cash and Cash Equivalents, beginning of period	1,873	1,611
Cash and Cash Equivalents, end of period	$2,998	$417

The accompanying notes are an integral part of these condensed consolidated financial statements.

Schedule of Noncash Investing and Financing Activities:
Common units issued as partial consideration to acquire additional 9% membership interest in Deeprock Development	$6,617	$—
Increase in accrual for payment of property, plant and equipment	$1,342	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALLGRASS ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Predecessor Equity	Limited Partners	General Partner	Total Partners’ Equity	Noncontrolling Interests	Total Equity
	(in thousands)
Balance at January 1, 2017	$82,295	$2,070,495	$(632,339)	$1,520,451	$33,965	$1,554,416
Acquisition of Terminals and NatGas	(82,295)	—	(57,705)	(140,000)	—	(140,000)
Net income	—	237,182	107,693	344,875	3,241	348,116
Issuance of units to public, net of offering costs	—	112,393	—	112,393	—	112,393
Distributions to unitholders	—	(186,950)	(97,774)	(284,724)	—	(284,724)
Noncash compensation expense	—	6,169	—	6,169	—	6,169
LTIP units tendered by employees to satisfy tax withholding obligations	—	(12,402)	—	(12,402)	—	(12,402)
Partial exercise of call option	—	(72,381)	(12,561)	(84,942)	—	(84,942)
Repurchase of common units from TD	—	(35,335)	—	(35,335)	—	(35,335)
Acquisition of additional 24.99% membership interest in Rockies Express	—	—	63,681	63,681	—	63,681
Acquisition of additional 40% membership interest in Deeprock Development	—	—	—	—	45,869	45,869
Acquisition of noncontrolling interests	—	6,617	—	6,617	(13,057)	(6,440)
Contributions from TD	—	—	2,301	2,301	—	2,301
Contributions from noncontrolling interest	—	—	—	—	1,093	1,093
Distributions to noncontrolling interest	—	—	—	—	(4,278)	(4,278)
Balance at September 30, 2017	$—	$2,125,788	$(626,704)	$1,499,084	$66,833	$1,565,917

	Predecessor Equity	Limited Partners	General Partner	Total Partners’ Equity	Noncontrolling Interests	Total Equity
	(in thousands)
Balance at January 1, 2016	$71,564	$1,618,766	$(348,841)	$1,341,489	$445,077	$1,786,566
Net income	3,408	123,505	73,347	200,260	3,235	203,495
Issuance of units to public, net of offering costs	—	290,474	—	290,474	—	290,474
Issuance of units in a private placement, net of offering costs	—	90,009	—	90,009	—	90,009
Distributions to unitholders	—	(145,664)	(61,875)	(207,539)	—	(207,539)
Noncash compensation expense	—	5,931	—	5,931	—	5,931
Contributions from noncontrolling interest	—	—	—	—	8,700	8,700
Distributions to noncontrolling interest	—	—	—	—	(5,017)	(5,017)
Acquisition of additional 31.3% membership interest in Pony Express	—	268,607	(279,967)	(11,360)	(417,679)	(429,039)
Partial exercise of call option	—	(151,434)	(25,858)	(177,292)		(177,292)
Contributions from TD	—		5,308	5,308		5,308
Acquisition of noncontrolling interests	—	(5,373)	(59)	(5,432)	(568)	(6,000)
Contribution from Predecessor Entities, net	5,116			5,116		5,116
Balance at September 30, 2016	$80,088	$2,094,821	$(637,945)	$1,536,964	$33,748	$1,570,712

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business
Tallgrass Energy Partners, LP ("TEP" or the "Partnership") is a publicly traded, growth-oriented limited partnership formed to own, operate, acquire and develop midstream energy assets in North America. "We," "us," "our" and similar terms refer to TEP together with its consolidated subsidiaries. Our operations are located in and provide services to certain key United States hydrocarbon basins, including the Denver-Julesburg, Powder River, Wind River, Permian and Hugoton-Anadarko Basins and the Niobrara, Mississippi Lime, Eagle Ford, Bakken, Marcellus, and Utica shale formations. Our reportable business segments are:

•	Natural Gas Transportation—the ownership and operation of FERC-regulated interstate natural gas pipelines and integrated natural gas storage facilities;

•	Crude Oil Transportation—the ownership and operation of a FERC-regulated crude oil pipeline system; and

•
Gathering, Processing & Terminalling—the ownership and operation of natural gas gathering, processing, treating and fractionation facilities; crude oil gathering, storage and terminalling facilities; the provision of water business services primarily to the oil and gas exploration and production industry; and the transportation of NGLs.

Natural Gas Transportation. We provide natural gas transportation and storage services for customers in the Rocky Mountain, Midwest and Appalachian regions of the United States through: (1) our 49.99% membership interest in Rockies Express Pipeline LLC ("Rockies Express"), which owns the Rockies Express Pipeline, a FERC-regulated natural gas pipeline system extending from Opal, Wyoming and Meeker, Colorado to Clarington, Ohio (the "Rockies Express Pipeline"), inclusive of the additional 24.99% membership interest acquired from Tallgrass Development, LP ("TD") effective March 31, 2017 as discussed in Note 3 – Acquisitions, and our 100% membership interest in Tallgrass NatGas Operator, LLC ("NatGas") acquired effective January 1, 2017, which operates the Rockies Express Pipeline, (2) the Tallgrass Interstate Gas Transmission system, a FERC-regulated natural gas transportation and storage system located in Colorado, Kansas, Missouri, Nebraska and Wyoming (the "TIGT System"), and (3) the Trailblazer Pipeline system, a FERC-regulated natural gas pipeline system extending from the Colorado and Wyoming border to Beatrice, Nebraska (the "Trailblazer Pipeline").
Crude Oil Transportation. We currently provide crude oil transportation to customers in Wyoming, Colorado, and the surrounding regions through Tallgrass Pony Express Pipeline, LLC ("Pony Express"), which owns a FERC-regulated crude oil pipeline commencing in Guernsey, Wyoming and terminating in Cushing, Oklahoma, and includes a lateral in Northeast Colorado commencing in Weld County, Colorado that interconnects with the pipeline just east of Sterling, Colorado (the "Pony Express System").
Gathering, Processing & Terminalling. We provide natural gas gathering and processing services for customers in Wyoming through: (1) a natural gas gathering system in the Powder River Basin (the "Douglas Gathering System") that was acquired on June 5, 2017, as discussed in Note 3 – Acquisitions, (2) the Casper and Douglas natural gas processing facilities, and (3) the West Frenchie Draw natural gas treating facility. We also provide crude oil gathering services for customers in Wyoming through a crude oil gathering system in the Powder River Basin (the "PRB Crude System") that was acquired on August 3, 2017, as discussed in Note 3 – Acquisitions; and NGL transportation services in Northeast Colorado and Wyoming. We perform water business services, including freshwater transportation and produced water gathering and disposal, in Colorado, Texas, and Wyoming through BNN Water Solutions, LLC ("Water Solutions"), and crude oil storage and terminalling services through our 100% membership interest in Tallgrass Terminals, LLC ("Terminals") acquired effective January 1, 2017, which owns and operates crude oil terminals near Sterling, Colorado (the "Sterling Terminal") and in Weld County, Colorado (the "Buckingham Terminal"). Terminals also owns a 69% membership interest in Deeprock Development, LLC ("Deeprock Development"), which owns a crude oil terminal in Cushing, Oklahoma (the "Cushing Terminal"), inclusive of an additional 49% membership interest in Deeprock Development acquired in July 2017 as discussed in Note 3 – Acquisitions. The Gathering, Processing & Terminalling segment also includes newly formed Stanchion Energy, LLC ("Stanchion"), which transacts in crude oil.

The table below summarizes our equity ownership as of September 30, 2017:

Unit holder	Limited Partner Common Units	General Partner Units	Percentage of Outstanding Limited Partner Common Units	Percentage of Outstanding Common and General Partner Units
Public Unitholders	47,557,298	—	64.99%	64.26%
Tallgrass Equity, LLC	20,000,000	—	27.33%	27.02%
Tallgrass Development, LP	5,619,218	—	7.68%	7.59%
Tallgrass MLP GP, LLC (1)	—	834,391	—%	1.13%
Total	73,176,516	834,391	100.00%	100.00%

(1)	Tallgrass MLP GP, LLC (the "general partner") also holds all of TEP's incentive distribution rights.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
These condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2017 and 2016 were prepared in accordance with the accounting principles contained in the Financial Accounting Standards Board's Accounting Standards Codification, the single source of generally accepted accounting principles in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP for annual periods. The condensed consolidated financial statements for the three and nine months ended September 30, 2017 and 2016 include all normal, recurring adjustments and disclosures that we believe are necessary for a fair statement of the results for the interim periods. In this report, the Financial Accounting Standards Board is referred to as the FASB and the FASB Accounting Standards Codification is referred to as the Codification or ASC. Certain prior period amounts have been reclassified to conform to the current presentation.
Our financial results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017. The accompanying condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 ("2016 Form 10-K") filed with the United States Securities and Exchange Commission (the "SEC") on February 15, 2017.
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
The amendments in ASU 2017-01 are effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. Early adoption is permitted in certain circumstances. We elected to adopt the guidance in ASU 2017-01 effective April 1, 2017.
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
The amendments in ASU 2017-04 are effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We elected to adopt the guidance in ASU 2017-04 effective April 1, 2017, and as a result applied the new guidance to our annual goodwill impairment tests performed as of August 31, 2017.
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

•
We have reviewed contracts for each revenue stream identified within each of our business segments and we are currently determining and documenting expected changes in revenue recognition upon adoption of the revised guidance.

•	We are evaluating the potential information technology and internal control changes that will be required for adoption based on the findings from our contract review process.

•	We plan to provide internal training and awareness related to the revised guidance to the key stakeholders throughout our organization.
While we have tentatively concluded that the implementation of ASU 2014-09 will not have a material impact on our revenue recognition policies for a substantial number of our contracts, management has identified several areas of potential impact through the contract review process currently underway, including the accounting for non-cash consideration, particularly in our Crude Oil Transportation and Gathering, Processing & Terminalling segments, and the timing of revenue recognition with respect to deficiency payments received in our Crude Oil Transportation segment. We are currently working with an industry group to develop positions regarding these outstanding items. We are in the process of quantifying the impact of adoption, but we cannot reasonably estimate the full impact of the standard until the industry reaches consensus on these issues. We do anticipate significant changes to our disclosures based on the additional requirements prescribed by the standard. These new disclosures include information regarding the significant judgments used in evaluating when and how revenue is (or will be) recognized and data related to contract assets and liabilities. Additionally, we are currently evaluating our business processes, systems and controls to ensure the accuracy and timeliness of the recognition and disclosure requirements under the new revenue guidance.
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
3. Acquisitions
Acquisition of Outrigger Powder River Operating, LLC
On August 3, 2017, we acquired 100% of the membership interests of Outrigger Powder River Operating, LLC (subsequently renamed as Tallgrass Crude Gathering, LLC, "TCG"), which owns the PRB Crude System, a crude oil gathering system in the Powder River Basin with approximately 34 miles of gathering lines and approximately 150,000 acres dedicated on a long-term fee-based contract, for approximately $36 million, subject to working capital adjustments. The transaction qualifies as an acquisition of a business and is accounted for as a business combination under ASC 805.
The following represents the fair value of assets acquired and liabilities assumed at August 3, 2017 (in thousands):

Accounts receivable	$117
Property, plant and equipment	29,306
Intangible asset	6,694	(1)
Accounts payable and accrued liabilities	(87)
Net identifiable assets acquired	$36,030

(1)
The $6.7 million intangible asset acquired represents a major customer contract. This intangible asset is amortized on a straight-line basis over a period of 8 years, the remaining term of the contract at the time of acquisition.

At September 30, 2017, the assets acquired and liabilities assumed in the acquisition were recorded at provisional amounts based on the preliminary purchase price allocation. TEP is in the process of obtaining additional information to identify and measure all assets acquired and liabilities assumed in the acquisition within the measurement period. Such provisional amounts will be adjusted if necessary to reflect any new information about facts and circumstances that existed at the acquisition date that, if known, would have affected the measurement of these amounts. Actual revenue and net loss attributable to TEP from TCG of less than $1 million was recognized in the accompanying condensed consolidated statements of income for the period from August 3, 2017 to September 30, 2017.
Acquisitions of Additional Interests in Deeprock Development
On July 20, 2017, we acquired an additional 40% membership interest in Deeprock Development from Kinder Morgan Cushing, LLC for cash consideration of approximately $57.2 million, net of cash acquired. We subsequently acquired an additional 9% membership interest in Deeprock Development from Deeprock Energy Resources LLC ("DER") on July 21, 2017, as discussed further below.
Upon closing of the acquisition of the 40% membership interest on July 20, 2017, we obtained a controlling financial interest in Deeprock Development and accordingly has accounted for the transaction as a step acquisition under ASC 805. On the acquisition date, TEP remeasured its previously held 20% equity interest in Deeprock Development to its fair value of $22.9 million, recognized a gain of $9.7 million in "Gain on remeasurement of unconsolidated investment" in the condensed consolidated statements of income, and consolidated Deeprock Development in our condensed consolidated financial statements. The 40% equity interest in Deeprock Development held by noncontrolling interests was recorded at its acquisition date fair value of $45.9 million. The fair values of the previously held equity interest and the noncontrolling interest were determined using a discounted cash flow analysis and adjusted for lack of control. These fair value measurements are based on significant inputs, such as forecasted cash flows and discount rates, that are not observable in the market and thus represent fair value measurements categorized within Level 3 of the fair value hierarchy under ASC 820.

The following represents the fair value of assets acquired and liabilities assumed at July 20, 2017 (in thousands):

Accounts receivable	$968
Other current assets	598
Property, plant and equipment	70,148
Accounts payable	(712)
Deferred revenue	(6,546)
Net identifiable assets acquired	64,456
Goodwill	61,550
Net assets acquired (excluding cash)	$126,006
At September 30, 2017, the assets acquired and liabilities assumed in the acquisition were recorded at provisional amounts based on the preliminary purchase price allocation. TEP is in the process of obtaining additional information to identify and measure all assets acquired and liabilities assumed in the acquisition within the measurement period. Such provisional amounts will be adjusted if necessary to reflect any new information about facts and circumstances that existed at the acquisition date that, if known, would have affected the measurement of these amounts. The goodwill recognized of $61.6 million is primarily attributed to synergies expected from combining the operations of TEP and Deeprock Development. All of the goodwill was assigned to our Gathering, Processing & Terminalling segment. Actual revenue and net income attributable to TEP from Deeprock Development of $2.4 million and $1.1 million, respectively, was recognized in the accompanying condensed consolidated statements of income for the period from July 20, 2017 to September 30, 2017.
On July 21, 2017, subsequent to the acquisition of an additional 40% membership interest discussed above, we acquired an additional 9% membership interest in Deeprock Development from DER for total consideration valued at approximately $13.1 million, consisting of approximately $6.4 million in cash and the issuance of 128,790 common units (valued at approximately $6.7 million based on the July 20, 2017 closing price of TEP's common units), which was accounted for as an acquisition of noncontrolling interest. Subsequent to the closing of the transaction, our aggregate membership interest in Deeprock Development is 69%.
Pro Forma Financial Information
Unaudited pro forma revenue and net income attributable to TEP for the three and nine months ended September 30, 2017 and 2016 is presented below as if the acquisitions of TCG and Deeprock Development had been completed on January 1, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenue	$177,022	$158,642	$492,625	$465,232
Net income attributable to partners	$174,587	$65,644	$338,407	$204,197
The pro forma financial information is not necessarily indicative of what the actual results of operations or financial position of TEP would have been if the transactions had in fact occurred on the date or for the period indicated, nor do they purport to project the results of operations or financial position of TEP for any future periods or as of any date. The pro forma financial information does not give effect to any cost savings, operating synergies, or revenue enhancements expected to result from the transactions or the costs to achieve these cost savings, operating synergies, and revenue enhancements. The pro forma revenue and net income includes adjustments to give effect to the estimated results of operations of TCG and Deeprock Development for the periods presented, as well as to eliminate the equity in earnings and gain on remeasurement of unconsolidated investment associated with our previously held 20% membership interest in Deeprock Development.
Acquisition of DCP Douglas, LLC
On June 5, 2017, we acquired 100% of the membership interests in DCP Douglas, LLC (subsequently renamed as Tallgrass Midstream Gathering, LLC), which owns the Douglas Gathering System, a natural gas gathering system in the Powder River Basin with approximately 1,500 miles of gathering pipeline connected to the Douglas processing plant, for approximately $128.5 million, subject to working capital adjustments. The acquisition has been accounted for as an asset acquisition, with substantially all of the fair value allocated to the long-lived assets acquired based on their relative fair values.

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
As of March 31, 2017, the negative basis difference carried over from TD was approximately $386.8 million. The amount of the basis difference allocated to property, plant and equipment is accreted over 35 years, which equates to the 2.86% composite depreciation rate utilized by Rockies Express to depreciate the underlying property, plant and equipment. The amount allocated to long-term debt is amortized over the remaining life of the various debt facilities. The basis difference associated with the recently acquired 24.99% membership interest in Rockies Express at September 30, 2017 was allocated as follows:

	Basis Difference	Amortization Period
	(in thousands)
Long-term debt	$19,078	2 - 25 years
Property, plant and equipment	(399,667)	35 years
Total basis difference	$(380,589)
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
Terminals owns several fully operational assets providing storage capacity and additional injection points for the Pony Express System, including the Sterling Terminal near Sterling, Colorado, the Buckingham Terminal in northeast Colorado, and a 69% interest in the Deeprock Development Terminal in Cushing, Oklahoma following the acquisition of an aggregate additional 49% membership interest in Deeprock Development in July 2017 discussed above. Terminals also owns acreage in Cushing, Oklahoma and Guernsey, Wyoming, which is under development to provide additional storage capacity and other potential opportunities.
NatGas is the operator of the Rockies Express Pipeline and receives a fee from Rockies Express as compensation for its services.

Historical Financial Information
The results of our acquisitions of Terminals and NatGas are included in the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016. The following table presents our previously reported December 31, 2016 condensed consolidated balance sheet, adjusted for the acquisitions of Terminals and NatGas:

	December 31, 2016
	TEP (As previously reported)	Consolidate Terminals	Consolidate NatGas	TEP (As currently reported)
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,873	$—	$—	$1,873
Accounts receivable, net	59,469	38	29	59,536
Gas imbalances	1,597	—	—	1,597
Inventories	12,805	288	—	13,093
Derivative assets	10,967	—	—	10,967
Prepayments and other current assets	6,820	808	—	7,628
Total Current Assets	93,531	1,134	29	94,694
Property, plant and equipment, net	2,012,263	66,969	—	2,079,232
Goodwill	343,288	—	—	343,288
Intangible assets, net	93,522	—	—	93,522
Unconsolidated investments	461,915	13,710	—	475,625
Deferred financing costs, net	4,815	—	—	4,815
Deferred charges and other assets	9,637	1,400	—	11,037
Total Assets	$3,018,971	$83,213	$29	$3,102,213
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$24,076	$46	$—	$24,122
Accounts payable to related parties	5,879	56	—	5,935
Gas imbalances	1,239	—	—	1,239
Derivative liabilities	556	—	—	556
Accrued taxes	16,328	668	—	16,996
Accrued liabilities	16,525	177	—	16,702
Deferred revenue	60,757	—	—	60,757
Other current liabilities	6,446	—	—	6,446
Total Current Liabilities	131,806	947	—	132,753
Long-term debt, net	1,407,981	—	—	1,407,981
Other long-term liabilities and deferred credits	7,063	—	—	7,063
Total Long-term Liabilities	1,415,044	—	—	1,415,044
Equity:
Net Equity	1,472,121	82,266	29	1,554,416
Total Equity	1,472,121	82,266	29	1,554,416
Total Liabilities and Equity	$3,018,971	$83,213	$29	$3,102,213

The results of our acquisitions of Terminals and NatGas are included in the condensed consolidated statements of income for the three and nine months ended September 30, 2017 and 2016. The following tables present the previously reported condensed consolidated statements of income for the three and nine months ended September 30, 2016, adjusted for the acquisitions of Terminals and NatGas:

	Three Months Ended September 30, 2016
	TEP (As previously reported)	Consolidate Terminals	Consolidate NatGas	Elimination		TEP (As currently reported)
	(in thousands)
Revenues:
Crude oil transportation services	$91,387	$—	$—	$—		$91,387
Natural gas transportation services	31,444	—	—	—		31,444
Sales of natural gas, NGLs, and crude oil	20,758	—	—	(271)	(1)	20,487
Processing and other revenues	8,536	3,116	1,182	(2,884)	(2)	9,950
Total Revenues	152,125	3,116	1,182	(3,155)		153,268
Operating Costs and Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	18,590	—	—	(271)	(1)	18,319
Cost of transportation services (exclusive of depreciation and amortization shown below)	13,528	198	—	(2,884)	(2)	10,842
Operations and maintenance	14,714	432	—	—		15,146
Depreciation and amortization	20,831	346	—	—		21,177
General and administrative	13,147	266	—	—		13,413
Taxes, other than income taxes	6,717	143	—	—		6,860
Total Operating Costs and Expenses	87,527	1,385	—	(3,155)		85,757
Operating Income (Loss)	64,598	1,731	1,182	—		67,511
Other Income (Expense):
Interest expense, net	(10,907)	—	—	—		(10,907)
Unrealized loss on derivative instrument	(4,419)	—	—	—		(4,419)
Equity in earnings of unconsolidated investments	12,066	698	—	—		12,764
Other income, net	480	—	—	—		480
Total Other (Expense) Income	(2,780)	698	—	—		(2,082)
Net income	61,818	2,429	1,182	—		65,429
Net income attributable to noncontrolling interests	(1,084)	—	—	—		(1,084)
Net income attributable to partners	$60,734	$2,429	$1,182	$—		$64,345

	Nine Months Ended September 30, 2016
	TEP (As previously reported)	Consolidate Terminals		Consolidate NatGas	Elimination		TEP (As currently reported)
	(in thousands)
Revenues:
Crude oil transportation services	$279,281	$—		$—	$—		$279,281
Natural gas transportation services	89,406	—		—	—		89,406
Sales of natural gas, NGLs, and crude oil	51,514	—		—	(271)	(1)	51,243
Processing and other revenues	24,260	8,982		4,855	(8,576)	(2)	29,521
Total Revenues	444,461	8,982		4,855	(8,847)		449,451
Operating Costs and Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	48,116	—		—	(271)	(1)	47,845
Cost of transportation services (exclusive of depreciation and amortization shown below)	43,924	598		—	(8,576)	(2)	35,946
Operations and maintenance	41,055	1,319		—	—		42,374
Depreciation and amortization	64,099	975		—	—		65,074
General and administrative	40,072	1,153		—	—		41,225
Taxes, other than income taxes	19,862	431		—	—		20,293
Contract termination	—	8,061	(3)	—	—		8,061
Loss on disposal of assets	1,849	—		—	—		1,849
Total Operating Costs and Expenses	258,977	12,537		—	(8,847)		262,667
Operating Income	185,484	(3,555)		4,855	—		186,784
Other Income (Expense):
Interest expense, net	(27,639)	—		—	—		(27,639)
Unrealized gain on derivative instrument	5,588	—		—	—		5,588
Equity in earnings of unconsolidated investments	35,387	2,108		—	—		37,495
Other income, net	1,267	—		—	—		1,267
Total Other Income	14,603	2,108		—	—		16,711
Net income (loss)	200,087	(1,447)		4,855	—		203,495
Net income attributable to noncontrolling interests	(3,235)	—		—	—		(3,235)
Net income (loss) attributable to partners	$196,852	$(1,447)		$4,855	$—		$200,260

(1)	Represents the elimination of revenue and cost of sales associated with the purchase of crude oil from Pony Express by Terminals.

(2)	Represents the elimination of revenue and cost of transportation services associated with the lease of the Sterling Terminal facilities by Pony Express.

(3)	Represents a one-time charge related to the termination of an operating agreement at the Sterling Terminal.
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
Totals of transactions with affiliated companies, excluding transactions disclosed elsewhere in these notes, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Processing and other revenues (1)	$3,338	$1,182	$6,662	$4,855
Cost of transportation services (2)	$1,062	$4,630	$10,476	$13,888
Charges to TEP: (3)
Property, plant and equipment, net	$765	$688	$1,568	$2,255
Operations and maintenance	$7,973	$6,560	$21,680	$19,117
General and administrative	$11,817	$9,838	$32,129	$29,489

(1)	Reflects the fee that NatGas receives as the operator of the Rockies Express Pipeline.

(2)	Reflects rent expense for the crude oil storage at the Deeprock Terminal prior to our consolidation of Deeprock Development during the third quarter of 2017, as discussed in Note 3 – Acquisitions.

(3)	Charges to TEP include directly charged wages and salaries, other compensation and benefits, and shared services.
Details of balances with affiliates included in "Accounts receivable, net" and "Accounts payable to related parties" in the condensed consolidated balance sheets are as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Receivable from related parties:
Rockies Express Pipeline LLC	$1,052	$590
Total receivable from related parties	$1,052	$590
Accounts payable to related parties:
Tallgrass Operations, LLC	$5,994	$5,854
Tallgrass Equity, LLC	78	68
Deeprock Development, LLC	—	13
Total accounts payable to related parties	$6,072	$5,935
Gas imbalances with affiliated shippers are as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Affiliate gas imbalance receivables	$17	$177
Affiliate gas imbalance payables	$43	$—

5. Inventory
The components of inventory at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Crude oil	$2,115	$5,462
Materials and supplies	5,993	6,383
Natural gas liquids	543	265
Gas in underground storage	1,522	983
Total inventory	$10,173	$13,093
6. Property, Plant and Equipment
A summary of net property, plant and equipment by classification is as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Crude oil pipelines	$1,219,913	$1,202,125
Gathering, processing and terminalling assets (1)	667,379	397,701
Natural gas pipelines	577,343	572,150
General and other	98,860	82,510
Construction work in progress	45,223	20,606
Accumulated depreciation and amortization	(257,888)	(195,860)
Total property, plant and equipment, net	$2,350,830	$2,079,232

(1)
Includes approximately $138.2 million of assets associated with the Douglas Gathering System acquired in June 2017, approximately $68.4 million of assets associated with the acquisition of the aggregate additional 49% membership interest in Deeprock Development in July 2017, and approximately $29.3 million of assets associated with the PRB Crude System acquired in August 2017.

7. Investments in Unconsolidated Affiliates
Rockies Express
Our investment in Rockies Express is recorded under the equity method of accounting and is reported as "Unconsolidated investments" on our condensed consolidated balance sheets. During the nine months ended September 30, 2017, we recognized equity in earnings associated with our 49.99% membership interest in Rockies Express of $185.7 million, inclusive of the amortization of the negative basis difference, and received distributions from and made contributions to Rockies Express of $227.5 million and $29.5 million, respectively. As discussed in Note 3 – Acquisitions, we acquired an additional 24.99% membership interest in Rockies Express from TD on March 31, 2017.
Summarized financial information for Rockies Express is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenue	$216,756	$159,421	$625,243	$551,323
Operating income	$123,965	$66,436	$344,037	$267,847
Net income to Members	$233,990	$34,184	$371,185	$226,847
Deeprock Development
As discussed in Note 3 – Acquisitions, on July 20, 2017, we acquired an additional 40% membership interest in Deeprock Development. As a result of the acquisition, TEP consolidated Deeprock Development and effective July 20, 2017 will no longer account for its investment in Deeprock Development under the equity method of accounting.

8. Goodwill
Reconciliation of Goodwill
The following table presents a reconciliation of the carrying amount of goodwill by reportable segment for the reporting period:

	Three and Nine Months Ended September 30,
	2017				2016
	Natural Gas Transportation	Gathering, Processing & Terminalling		Total	Natural Gas Transportation	Gathering, Processing & Terminalling	Total
	(in thousands)
Balance at beginning of period	$255,558	$87,730		$343,288	$255,558	$87,730	$343,288
Goodwill acquired	—	61,550	(1)	61,550	—	—	—
Balance at end of period	$255,558	$149,280		$404,838	$255,558	$87,730	$343,288

(1)	The $61.6 million of goodwill was recorded in connection with the acquisition of a controlling interest in Deeprock Development on July 20, 2017 as discussed further in Note 3 – Acquisitions.
Annual Goodwill Impairment Analysis
We evaluate goodwill for impairment on an annual basis and whenever events or changes in circumstances necessitate an evaluation for impairment. Examples of such facts and circumstances include changes in the magnitude of the excess of fair value over carrying amount in the last valuation or changes in the business environment. Our annual impairment testing date is August 31. We evaluate goodwill for impairment at the reporting unit level, which is the same as, or one level below, an operating segment as defined in the segment reporting guidance of the Codification, using either the qualitative assessment option or proceeding directly to the quantitative impairment test depending on facts and circumstances of the reporting unit. If we, after performing the qualitative assessment, determine it is “more likely than not” that the fair value of a reporting unit is greater than its carrying amount, then goodwill is not considered impaired. When goodwill is evaluated for impairment using the quantitative impairment test, the carrying amount of the reporting unit is compared to its fair value. If the fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the reporting unit's fair value, then the reporting unit should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.
We did not elect to apply the qualitative assessment option during our 2017 annual goodwill impairment testing; instead we proceeded directly to the quantitative impairment test. We compared the fair value of each reporting unit with its respective book value, including goodwill, by using an income approach based on a discounted cash flow analysis. For the purpose of goodwill impairment testing, goodwill was allocated to our reporting units based on the enterprise value of each reporting unit at the date of acquisition. The fair value of each reporting unit was determined on a stand-alone basis from the perspective of a market participant and included a sensitivity analysis of the impact of changes in various assumptions. This approach required us to make long-term forecasts of future operating results and various other assumptions and estimates, the most significant of which are gross margin, operating expenses, general and administrative expenses, long-term growth rates and the weighted average cost of capital. The fair value of the reporting units was determined using significant unobservable inputs, considered Level 3 under the fair value hierarchy in the Codification. For each reporting unit, the results of the quantitative impairment test indicated no impairment as the fair value of the reporting units was greater than their respective book values. As a result, in accordance with the Codification guidance, we did not record a goodwill impairment during the nine months ended September 30, 2017. Unpredictable events or deteriorating market or operating conditions could result in a future change to the discounted cash flow models and cause impairments in the future. We continue to monitor potential impairment indicators to determine if a triggering event occurs and will perform additional goodwill impairment analyses as necessary.
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

Fair Value of Derivative Contracts
The following table summarizes the fair values of our derivative contracts included in the condensed consolidated balance sheets:

	Balance Sheet Location	September 30, 2017	December 31, 2016
		(in thousands)
Natural gas derivative contracts (1)	Current assets	$—	$291
Call option derivative (2)	Current assets	$—	$10,676
Crude oil derivative contracts (3)	Current liabilities	$472	$440
Natural gas derivative contracts (1)	Current liabilities	$1	$116

(1)
As of September 30, 2017, the fair value shown for natural gas derivative contracts was comprised of derivative volumes for long natural gas fixed-price swaps totaling 0.1 Bcf. As of December 31, 2016, the fair value shown for natural gas derivative contracts was comprised of derivative volumes for short and long natural gas fixed-price swaps totaling 0.3 Bcf and 0.4 Bcf, respectively.

(2)
As discussed below, in conjunction with our acquisition of an additional 31.3% membership interest in Pony Express effective January 1, 2016, TD granted us an 18 month call option covering the 6,518,000 common units issued to TD. As of February 1, 2017, no common units remained subject to the call option.

(3)
As of September 30, 2017, the fair value shown for crude oil derivative contracts represents the purchase and sale of 323,620 barrels which will settle throughout 2017 and the first quarter of 2018. As of December 31, 2016, the fair value shown for crude oil derivative contracts represents the sale of 125,000 barrels of crude oil which settled throughout 2017.

Effect of Derivative Contracts in the Statements of Income
The following table summarizes the impact of derivative contracts not designated as hedging contracts for the three and nine months ended September 30, 2017 and 2016:

Contract Type	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
		(in thousands)
Crude oil derivative contracts	Sales of natural gas, NGLs, and crude oil	$175	$318	$1,065	$466
Natural gas derivative contracts	Sales of natural gas, NGLs, and crude oil	$(22)	$161	$84	$(190)
Call option derivative	Unrealized (loss) gain on derivative instrument	$—	$(4,419)	$1,885	$5,588
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

Our over-the-counter swaps are entered into with counterparties outside central trading organizations such as futures, options or stock exchanges. These contracts are with financial institutions with investment grade credit ratings. While we enter into derivative transactions principally with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future. As of September 30, 2017, the fair value of our crude oil and natural gas derivative contracts were a liability position, resulting in no credit exposure from TEP's counterparties as of that date.
As of September 30, 2017 we had $0.8 million and $3.0 million of cash in margin accounts and outstanding letters of credit, respectively, in support of our commodity derivative contracts. As of December 31, 2016, we did not have any outstanding letters of credit or cash in margin accounts in support of our hedging of commodity price risks associated with our commodity derivative contracts.
Fair Value
Derivative assets and liabilities are measured and reported at fair value. Derivative contracts can be exchange-traded or over-the-counter ("OTC"). OTC commodity derivatives are valued using models utilizing a variety of inputs including contractual terms and commodity and interest rate curves. The selection of a particular model and particular inputs to value an OTC derivative contract depends upon the contractual terms of the instrument as well as the availability of pricing information in the market. We use similar models to value similar instruments. For OTC derivative contracts that trade in liquid markets, such as generic forwards and swaps, model inputs can generally be verified and model selection does not involve significant management judgment. Such contracts are typically classified within Level 2 of the fair value hierarchy. The call option granted by TD was valued using a Black-Scholes option pricing model. Key inputs to the valuation model included the term of the option, risk free rate, the exercise price and current market price, expected volatility and expected distribution yield of the underlying units. The call option valuation was classified within Level 2 of the fair value hierarchy as the value was based on significant observable inputs.
The following table summarizes the fair value measurements of our derivative contracts as of September 30, 2017 and December 31, 2016 based on the fair value hierarchy:

		Asset Fair Value Measurements Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
As of December 31, 2016:
Call option derivative	$10,676	$—	$10,676	$—
Natural gas derivative contracts	$291	$—	$291	$—

		Liability Fair Value Measurements Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
As of September 30, 2017:
Crude oil derivative contracts	$472	$—	$472	$—
Natural gas derivative contracts	$1	$—	$1	$—
As of December 31, 2016:
Crude oil derivative contracts	$440	$—	$440	$—
Natural gas derivative contracts	$116	$—	$116	$—

10. Long-term Debt
Long-term debt consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(in thousands)
Revolving credit facility	$881,000	$1,015,000
5.50% senior notes due September 15, 2024	750,000	400,000
5.50% senior notes due January 15, 2028	500,000	—
Less: Deferred financing costs, net (1)	(15,914)	(7,019)
Total long-term debt, net	$2,115,086	$1,407,981

(1)
Deferred financing costs, net as presented above relate solely to the 2024 and 2028 Notes. Deferred financing costs associated with our revolving credit facility are presented in noncurrent assets on our condensed consolidated balance sheets.

Senior Unsecured Notes
On September 15, 2017, TEP and Tallgrass Energy Finance Corp. (the "Co-Issuer" and together with TEP, the "Issuers"), the Guarantors named therein and U.S. Bank, National Association, as trustee, entered into an Indenture dated September 15, 2017 (the "2028 Indenture") pursuant to which the Issuers issued $500 million in aggregate principal amount of 5.50% senior notes due 2028 (the "2028 Notes").
The 2028 Indenture contains covenants that, among other things, limit TEP's ability and the ability of its restricted subsidiaries to: (i) create liens to secure indebtedness; (ii) enter into sale-leaseback transactions; and (iii) consolidate with or merge with or into, or sell substantially all of TEP’s properties to, another person. As of September 30, 2017, we are in compliance with the covenants required under the 2028 Notes.
On September 1, 2016, the Issuers, the Guarantors named therein and U.S. Bank, National Association, as trustee, entered into an Indenture dated September 1, 2016 (the "2024 Indenture"), pursuant to which the Issuers issued $400 million in aggregate principal amount of 5.50% senior notes due 2024 (the "2024 Notes"). On May 16, 2017, the Issuers issued an additional $350 million in aggregate principal amount of the 2024 Notes which are also governed by the 2024 Indenture. The notes issued on September 1, 2016 and May 16, 2017 are treated as a single class of debt securities and have identical terms, other than the issue date, offering price and first interest payment date.
The 2024 Indenture contains covenants that, among other things, limit TEP's ability and the ability of its restricted subsidiaries to: (i) incur, assume or guarantee additional indebtedness or issue preferred units; (ii) create liens to secure indebtedness; (iii) pay distributions on equity interests in the event of default or noncompliance with the covenants required, repurchase equity securities or redeem subordinated securities; (iv) make investments; (v) restrict distributions, loans or other asset transfers from TEP's restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of TEP's properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; and (viii) enter into transactions with affiliates. As of September 30, 2017, we are in compliance with the covenants required under the 2024 Notes.
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

The following table sets forth the available borrowing capacity under the revolving credit facility as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(in thousands)
Total capacity under the revolving credit facility	$1,750,000	$1,750,000
Less: Outstanding borrowings under the revolving credit facility	(881,000)	(1,015,000)
Less: Letters of credit issued under the revolving credit facility	(3,094)	—
Available capacity under the revolving credit facility	$865,906	$735,000
The revolving credit facility contains various covenants and restrictive provisions that, among other things, limit or restrict our ability (as well as the ability of our restricted subsidiaries) to incur or guarantee additional debt, incur certain liens on assets, dispose of assets, make certain distributions, including distributions from available cash, if a default or event of default under the credit agreement then exists or would result therefrom, change the nature of our business, engage in certain mergers or make certain investments and acquisitions, enter into non-arms-length transactions with affiliates and designate certain subsidiaries as "Unrestricted Subsidiaries." In addition, we are required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (which will be increased to 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions), a consolidated senior secured leverage ratio of not more than 3.75 to 1.00 and a consolidated interest coverage ratio of not less than 2.50 to 1.00. As of September 30, 2017, we are in compliance with the covenants required under the revolving credit facility.
The unused portion of the revolving credit facility is subject to a commitment fee, which ranges from 0.250% to 0.500%, based on our total leverage ratio. As of September 30, 2017, the weighted average interest rate on outstanding borrowings under the revolving credit facility was 3.24%. During the nine months ended September 30, 2017, our weighted average effective interest rate, including the interest on outstanding borrowings under the revolving credit facility, commitment fees, and amortization of deferred financing costs, was 3.25%.
Fair Value
The following table sets forth the carrying amount and fair value of our long-term debt, which is not measured at fair value in the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, but for which fair value is disclosed:

	Fair Value
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Carrying Amount
	(in thousands)
As of September 30, 2017:
Revolving credit facility	$—	$881,000	$—	$881,000	$881,000
2024 Notes	$—	$772,028	$—	$772,028	$739,444
2028 Notes	$—	$508,660	$—	$508,660	$494,642
As of December 31, 2016:
Revolving credit facility	$—	$1,015,000	$—	$1,015,000	$1,015,000
2024 Notes	$—	$398,000	$—	$398,000	$392,981
The long-term debt borrowed under the revolving credit facility is carried at amortized cost. As of September 30, 2017 and December 31, 2016, the fair value of borrowings under the revolving credit facility approximates the carrying amount of the borrowings using a discounted cash flow analysis. The 2024 and 2028 Notes are carried at amortized cost, net of deferred financing costs. The estimated fair value of the 2024 and 2028 Notes is based upon quoted market prices adjusted for illiquid markets. We are not aware of any factors that would significantly affect the estimated fair value subsequent to September 30, 2017.

11. Partnership Equity and Distributions
Equity Distribution Agreements
As of September 30, 2017, we had active equity distribution agreements pursuant to which we may sell from time to time through a group of managers, as our sales agents, common units representing limited partner interests having an aggregate offering price of up to $100.2 million and $657.5 million. Net cash proceeds from any sale of the common units may be used for general partnership purposes, which includes, among other things, the Partnership's exercise of the call option with respect to the 6,518,000 common units issued to TD in connection with the Partnership's acquisition of an additional 31.3% of Pony Express in January 2016, repayment or refinancing of debt, funding for acquisitions, capital expenditures and additions to working capital.
We did not issue common units under the equity distribution agreements during the three months ended September 30, 2017. During the nine months ended September 30, 2017, we issued and sold 2,341,061 common units with a weighted average sales price of $48.82 per unit under our equity distribution agreements for net cash proceeds of approximately $112.4 million (net of approximately $1.9 million in commissions and professional service expenses). We used the net cash proceeds for general partnership purposes as described above.
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

		Distributions
		Limited Partner Common Units	General Partner			Distributions per Limited Partner Common Unit
Three Months Ended	Date Paid		Incentive Distribution Rights	General Partner Units	Total
		(in thousands, except per unit amounts)
September 30, 2017	November 14, 2017 (1)	$69,174	$37,744	$1,219	$108,137	$0.9450
June 30, 2017	August 14, 2017	67,671	36,342	1,186	105,199	0.9250
March 31, 2017	May 15, 2017	60,486	29,840	1,040	91,366	0.8350
December 31, 2016	February 14, 2017	58,793	28,358	1,008	88,159	0.8150
September 30, 2016	November 14, 2016	57,332	26,987	976	85,295	0.7950
June 30, 2016	August 12, 2016	54,442	24,262	911	79,615	0.7550
March 31, 2016	May 13, 2016	48,238	19,816	830	68,884	0.7050

(1)	The distribution announced on October 10, 2017 for the third quarter of 2017 will be paid on November 14, 2017 to unitholders of record at the close of business on October 31, 2017.
Other Contributions and Distributions
During the nine months ended September 30, 2017, TEP recognized the following other contributions and distributions:

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

•
TEP received contributions from TD of $2.3 million, primarily to indemnify TEP for costs associated with Trailblazer's Pipeline Integrity Management Program, as discussed in Note 14 – Legal and Environmental Matters; and

•
TEP recognized contributions from and distributions to noncontrolling interests of $1.1 million and $4.3 million, respectively, which primarily consisted of activity associated with TD's 2% noncontrolling interest in Pony Express.

During the nine months ended September 30, 2016, TEP recognized the following other contributions and distributions:

•
TEP was deemed to have made noncash capital distributions of $280.0 million and $25.9 million to the general partner, which represent the excess purchase price over the carrying value of the additional 31.3% membership interest in Pony Express acquired effective January 1, 2016 and the derecognition of a portion of the derivative asset associated with the partial exercise of the call option, respectively;

•	TEP received contributions of $5.3 million from TD to indemnify TEP for costs associated with Trailblazer's Pipeline Integrity Management Program, as discussed above; and

•
TEP recognized contributions from and distributions to noncontrolling interests of $8.7 million and $5.0 million, respectively, which primarily consisted of activity associated with TD's 2% noncontrolling interest in Pony Express.

12. Net Income per Limited Partner Unit
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
All net income or loss from Terminals and NatGas prior to our acquisition on January 1, 2017 is allocated to predecessor operations in the condensed consolidated statements of income and in the table below. Historical earnings of transferred businesses for periods prior to the date of those common control transactions are solely those of the general partner, and therefore we have appropriately excluded any allocation to the limited partner units when determining net income available to common unitholders. We present the financial results of any transferred business prior to the transaction date in the line item "Predecessor operations interest in net income" in the condensed consolidated statements of income and in the table below.
The following table illustrates the calculation of net income per common unit for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per unit amounts)
Net income	$185,503	$65,429	$348,116	$203,495
Net income attributable to noncontrolling interests	(1,413)	(1,084)	(3,241)	(3,235)
Net income attributable to partners	184,090	64,345	344,875	200,260
Predecessor operations interest in net income	—	(3,611)	—	(3,408)
General partner interest in net income	(39,809)	(27,674)	(107,693)	(73,347)
Net income available to common unitholders	$144,281	$33,060	$237,182	$123,505
Basic net income per common unit	$1.97	$0.45	$3.26	$1.75
Diluted net income per common unit	$1.96	$0.45	$3.23	$1.73
Basic average number of common units outstanding	73,138	73,089	72,769	70,686
Equity Participation Unit equivalent units	500	974	550	904
Diluted average number of common units outstanding	73,638	74,063	73,319	71,590
13. Regulatory Matters
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
Rockies Express
Rockies Express Zone 3 Capacity Enhancement Project – FERC Docket No. CP15-137-000
On March 31, 2015 in Docket No. CP15-137-000, Rockies Express filed with the FERC an application for authorization to construct and operate (1) three new mainline compressor stations located in Pickaway and Fayette Counties, Ohio and Decatur County, Indiana; (2) additional compressors at an existing compressor station in Muskingum County, Ohio; and (3) certain ancillary facilities. The facilities increased the Rockies Express Zone 3 east-to-west mainline capacity by 0.8 Bcf/d. Pursuant to the FERC's obligations under the National Environmental Policy Act, FERC staff issued an Environmental Assessment for the project on August 31, 2015. On February 25, 2016, the FERC issued a Certificate of Public Convenience and Necessity authorizing Rockies Express to proceed with the project. On March 14, 2016, Rockies Express commenced construction of the project facilities. The project was placed in-service for the full 0.8 Bcf/d on January 6, 2017.
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

2017 Annual and Interim FERC Fuel Tracking Filings - FERC Docket Nos. RP17-401 and RP17-1064
On February 13, 2017, in Docket No. RP17-401, Rockies Express made its annual fuel and power cost tracker filing with a proposed effective date of April 1, 2017. The FERC issued an order accepting the filing, including certain requested waivers, on March 21, 2017. On September 20, 2017, Rockies Express made its interim fuel tracker filing in Docket No. RP17-1064 with a proposed effective date of November 1, 2017. The FERC issued an order accepting the filing on October 18, 2017.
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
2017 Annual Fuel Tracker Filing - FERC Docket No. RP17-428-000
On February 27, 2017, in Docket No. RP17-428-000, TIGT made its annual fuel tracker filing with a proposed effective date of April 1, 2017. The filing incorporated the FL&U tracker and power cost tracker mechanisms agreed to in the TIGT Rate Case Settlement. The FERC accepted the filing on March 21, 2017.
Electric Power Charge Clarification - FERC Docket No. RP17-1051
On September 15, 2017, in Docket No. RP17-1051, TIGT proposed certain revisions to the General Terms and Conditions of its tariff to clarify, amongst other things, that the electric power costs associated with the operation of gas coolers at both electric and gas powered stations are properly included in the Power Cost Tracker. The FERC issued an order on October 3, 2017 accepting the proposed revisions.
Trailblazer
2017 Annual and Interim Fuel Tracker Filings - FERC Docket Nos. RP17-549 and RP17-1052
On March 22, 2017, in Docket No. RP17-549, Trailblazer made its annual fuel tracker filing with a proposed effective date of May 1, 2017. The FERC accepted the filing on April 19, 2017. On September 15, 2017, Trailblazer made its interim fuel tracker filing in Docket No. RP17-1052 with a proposed effective date of November 1, 2017. The FERC accepted the filing on October 13, 2017.
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
We have evaluated claims in accordance with the accounting guidance for contingencies that we deem both probable and reasonably estimable and, accordingly, have recorded no reserve for legal claims as of September 30, 2017 or December 31, 2016.

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
On January 12, 2017, Rockies Express and Ultra entered into an agreement to settle Rockies Express' approximately $303 million claim against Ultra. In accordance with the settlement agreement, Ultra made a cash payment to Rockies Express of $150 million on July 12, 2017, and entered into a new, seven-year firm transportation agreement with Rockies Express commencing December 1, 2019, for west-to-east service of 0.2 Bcf/d at a rate of approximately $0.37 per dth/d, or approximately $26.8 million annually. TEP received its proportionate distribution from the cash settlement payment in July 2017.
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
Environmental, Health and Safety
We are subject to a variety of federal, state and local laws that regulate permitted activities relating to air and water quality, waste disposal, and other environmental matters. We believe that compliance with these laws will not have a material adverse impact on our business, cash flows, financial position or results of operations. However, there can be no assurances that future events, such as changes in existing laws, the promulgation of new laws, or the development of new facts or conditions will not cause us to incur significant costs. We had environmental reserves of $7.7 million and $4.0 million at September 30, 2017 and December 31, 2016, respectively.
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
Casper Mystery Bridge Superfund Site
The Casper Gas Plant is part of the Mystery Bridge Road/U.S. Highway 20 Superfund Site also known as Casper Mystery Bridge Superfund Site. Remediation work at the Casper Gas Plant has been completed and we have requested that the portion of the site attributable to us be delisted from the National Priorities List. On July 3, 2017, our partial delisting request was published by the EPA in the Federal Register. On August 3, 2017, there were no adverse public comments, therefore on August 29, 2017, the Casper Gas Plant portion of the Casper Mystery Bridge Superfund Site was delisted from the National Priorities List. A work plan has been developed to permanently close the associated monitoring wells, which is scheduled to be completed during the fourth quarter of 2017.

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
Trailblazer
Pipeline Integrity Management Program
Trailblazer is currently operating at less than its current maximum allowable operating pressure ("MAOP"), public notice of which was first provided in June 2014. As a result of smart tool surveys conducted in 2014, Trailblazer identified approximately 25 - 35 miles of pipe that will likely need to be repaired or replaced in order for the pipeline to operate at its MAOP of 1,000 pounds per square inch across all segments of the Trailblazer Pipeline. Such repair or replacement will likely occur over a period of years, depending upon the remediation and repair plan implemented by Trailblazer. Segments of the Trailblazer Pipeline that require full replacement could cost as much as $2.7 million per mile and repair costs on sections of the pipeline that do not require full replacement are expected to be less on a per mile basis. The current pressure reduction is not expected to prevent Trailblazer from fulfilling its firm service obligations at existing subscription levels and to date it has not had a material adverse financial impact on us.
With respect to the approximately 25 - 35 miles of pipe that has been identified, Trailblazer completed 32 excavation digs in 2015 at an aggregate cost of approximately $1.3 million. Trailblazer completed additional excavation digs and replaced approximately 8 miles of pipe at an aggregate cost of approximately $19.0 million during 2016, and intends to complete the pipe replacement project in 2017 at an estimated cost of $2.5 million. Trailblazer is currently exploring all possible cost recovery options to recover such out of pocket costs, including recovery through a general rate increase, negotiated rate agreements with its customers, or other FERC-approved recovery mechanisms.
In connection with our acquisition of the Trailblazer Pipeline, TD agreed to contractually indemnify TEP for certain out of pocket costs related to repairing or remediating the Trailblazer Pipeline, to the extent that such actions were necessitated by external corrosion caused by the pipeline's disbonded Hi-Melt CTE coating. The contractual indemnity provided by TD was capped at $20 million and was subject to a $1.5 million deductible. TEP has received $20 million from TD pursuant to the contractual indemnity as of September 30, 2017.
Pony Express
Pipeline Integrity
In connection with certain crack tool runs on the Pony Express System completed in 2015 and 2016, Pony Express completed approximately $9.8 million of remediation for anomalies identified on the Pony Express System associated with the initial conversion and commissioning of portions of the pipeline converted from natural gas to crude oil service, and has substantially completed additional remediation on the Pony Express System of approximately $9 million during the nine months ended September 30, 2017.
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
15. Reportable Segments
Our operations are located in the United States. During the third quarter of 2017, management revised the operational reporting used by the chief operating decision maker in light of recent acquisitions and commercial management reorganization. As a result of this internal change, our reportable segments were updated to ensure that segment classification remains aligned with operational reporting. We are organized into three reportable segments: (1) Natural Gas Transportation, (2) Crude Oil Transportation, and (3) Gathering, Processing & Terminalling.

Natural Gas Transportation
The Natural Gas Transportation segment is engaged in the ownership and operation of FERC-regulated interstate natural gas pipelines and an integrated natural gas storage facility that provide services to on-system customers (such as third-party LDCs), industrial users and other shippers. The Natural Gas Transportation segment includes our 100% membership interest in NatGas acquired effective January 1, 2017 and our 49.99% membership interest in Rockies Express, including the additional 24.99% membership interest acquired effective March 31, 2017.
Crude Oil Transportation
The Crude Oil Transportation segment is engaged in the ownership and operation of the Pony Express System, which is a FERC-regulated crude oil pipeline serving the Bakken Shale, Denver-Julesburg and Powder River Basins, and other nearby oil producing basins. The mainline portion of the Pony Express System was placed in service in October 2014. The Pony Express System also includes a lateral pipeline in Northeast Colorado, which interconnects with the Pony Express System just east of Sterling, Colorado and was placed in service in the second quarter of 2015.
Gathering, Processing & Terminalling
The Gathering, Processing & Terminalling segment is engaged in the ownership and operation of natural gas gathering, processing, treating and fractionation facilities that produce NGLs and residue gas that is sold in local wholesale markets or delivered into pipelines for transportation to additional end markets, including the Douglas Gathering System acquired on June 5, 2017, as well as water business services provided primarily to the oil and gas exploration and production industry and the transportation of NGLs. The Gathering, Processing & Terminalling segment also includes Stanchion as well as our 100% membership interest in Terminals acquired effective January 1, 2017 and the PRB Crude System acquired on August 3, 2017.
Corporate and Other
Corporate and Other includes corporate overhead costs that are not directly associated with the operations of our reportable segments, such as interest and fees associated with our revolving credit facility and the 2024 and 2028 Notes, public company costs, and equity-based compensation expense.
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

The following tables set forth our segment information for the periods indicated:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
Revenue:	Total Revenue	Inter- Segment	External Revenue	Total Revenue	Inter- Segment	External Revenue
	(in thousands)
Natural Gas Transportation	$36,084	$(1,883)	$34,201	$34,994	$(1,427)	$33,567
Crude Oil Transportation	93,029	(6,947)	86,082	95,826	(271)	95,555
Gathering, Processing & Terminalling	57,736	(2,150)	55,586	27,030	(2,884)	24,146
Corporate and Other	—	—	—	—	—	—
Total revenue	$186,849	$(10,980)	$175,869	$157,850	$(4,582)	$153,268

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
Revenue:	Total Revenue	Inter- Segment	External Revenue	Total Revenue	Inter- Segment	External Revenue
	(in thousands)
Natural Gas Transportation	$105,622	$(4,770)	$100,852	$99,804	$(4,192)	$95,612
Crude Oil Transportation	273,768	(6,947)	266,821	283,868	(271)	283,597
Gathering, Processing & Terminalling	121,415	(7,956)	113,459	78,818	(8,576)	70,242
Corporate and Other	—	—	—	—	—	—
Total revenue	$500,805	$(19,673)	$481,132	$462,490	$(13,039)	$449,451

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
Adjusted EBITDA:	Total Adjusted EBITDA	Inter- Segment	External Adjusted EBITDA	Total Adjusted EBITDA	Inter- Segment	External Adjusted EBITDA
	(in thousands)
Natural Gas Transportation	$160,397	$(1,883)	$158,514	$42,435	$(1,427)	$41,008
Crude Oil Transportation	63,683	(441)	63,242	65,431	4,230	69,661
Gathering, Processing & Terminalling	15,488	2,324	17,812	6,145	(2,803)	3,342
Corporate and Other	(837)	—	(837)	(1,368)	—	(1,368)
Reconciliation to Net Income:
Add:
Equity in earnings of unconsolidated investments			123,642			12,764
Gain on remeasurement of unconsolidated investment			9,728			—
Less:
Interest expense, net of noncontrolling interest			(22,888)			(10,907)
Depreciation and amortization expense, net of noncontrolling interest			(23,472)			(21,648)
Distributions from unconsolidated investments			(138,828)			(22,462)
Non-cash loss related to derivative instruments, net of noncontrolling interest			(688)			(4,410)
Non-cash compensation expense			(2,135)			(1,635)
Net income attributable to partners			$184,090			$64,345

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
Adjusted EBITDA:	Total Adjusted EBITDA	Inter- Segment	External Adjusted EBITDA	Total Adjusted EBITDA	Inter- Segment	External Adjusted EBITDA
	(in thousands)
Natural Gas Transportation	$292,517	$(4,770)	$287,747	$109,023	$(4,192)	$104,831
Crude Oil Transportation	181,808	8,054	189,862	195,732	12,613	208,345
Gathering, Processing & Terminalling	35,984	(3,284)	32,700	10,104	(8,421)	1,683
Corporate and Other	(5,515)	—	(5,515)	(3,809)	—	(3,809)
Reconciliation to Net Income:
Add:
Equity in earnings of unconsolidated investments			187,121			37,495
Gain on remeasurement of unconsolidated investment			9,728			—
Non-cash gain related to derivative instruments, net of noncontrolling interests			1,669			5,391
Less:
Interest expense, net of noncontrolling interest			(57,265)			(27,639)
Depreciation and amortization expense, net of noncontrolling interest			(67,894)			(66,484)
Distributions from unconsolidated investments			(229,510)			(53,434)
Non-cash compensation expense			(5,087)			(4,270)
Gain (loss) on disposal of assets			1,319			(1,849)
Net income attributable to partners			$344,875			$200,260

	Nine Months Ended September 30,
Capital Expenditures:	2017	2016
	(in thousands)
Natural Gas Transportation	$9,829	$11,146
Crude Oil Transportation	28,785	25,985
Gathering, Processing & Terminalling	49,436	18,266
Corporate and Other	—	—
Total capital expenditures	$88,050	$55,397

Assets:	September 30, 2017	December 31, 2016
	(in thousands)
Natural Gas Transportation	$1,618,828	$1,176,147
Crude Oil Transportation	1,384,981	1,410,695
Gathering, Processing & Terminalling	887,089	495,170
Corporate and Other	14,498	20,201
Total assets	$3,905,396	$3,102,213

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
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, when considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•
our ability to complete and integrate acquisitions from TD or from third parties, including our acquisitions of the PRB Crude System in August 2017, an additional 49% membership interest in Deeprock Development in July 2017, the Douglas Gathering System in June 2017, an additional 24.99% membership interest in Rockies Express from TD in March 2017 and a 100% membership interest in NatGas and Terminals from TD in January 2017;

•
the demand for our services, including crude oil transportation, storage, gathering and terminalling services; natural gas transportation, storage, gathering and processing services; and water business services, as well as our ability to successfully contract or re-contract with our customers;

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

•
operating hazards and other risks incidental to transporting, storing, gathering and terminalling crude oil; transporting, storing and processing natural gas; and transporting, gathering and disposing of water produced in connection with hydrocarbon exploration and production activities;

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
We intend to continue to leverage our relationship with TD and utilize the significant experience of our management team to execute our growth strategy of acquiring midstream assets from TD and third parties, increasing utilization of our existing assets and expanding our systems through construction of additional assets. Our reportable business segments are:

•	Natural Gas Transportation—the ownership and operation of FERC-regulated interstate natural gas pipelines and integrated natural gas storage facilities;

•	Crude Oil Transportation—the ownership and operation of a FERC-regulated crude oil pipeline system; and

•
Gathering, Processing & Terminalling—the ownership and operation of natural gas gathering, processing, treating and fractionation facilities; crude oil gathering, storage and terminalling facilities; the provision of water business services primarily to the oil and gas exploration and production industry; and the transportation of NGLs.

Recent Developments
Distribution Announced
On October 10, 2017, the Board of Directors of our general partner declared a cash distribution for the quarter ended September 30, 2017 of $0.9450 per common unit. The distribution will be paid on November 14, 2017, to unitholders of record on October 31, 2017.
How We Evaluate Our Operations
We evaluate our results using, among other measures, contract profile and volumes, operating costs and expenses, Adjusted EBITDA and Distributable Cash Flow. Adjusted EBITDA and Distributable Cash Flow are non-GAAP measures and are defined below.

Contract Profile and Volumes
Our results are driven primarily by the volume of natural gas transportation and storage capacity, crude oil transportation, storage, gathering and terminalling capacity, NGL transportation capacity, and water transportation, gathering and disposal capacity under firm fee contracts, as well as the volume of natural gas that we gather and process and the fees assessed for such services.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Reconciliation of Adjusted EBITDA to Net Income
Net income attributable to partners	$184,090	$64,345	$344,875	$200,260
Add:
Interest expense, net of noncontrolling interest	22,888	10,907	57,265	27,639
Depreciation and amortization expense, net of noncontrolling interest	23,472	21,648	67,894	66,484
Distributions from unconsolidated investments	138,828	22,462	229,510	53,434
Non-cash loss (gain) related to derivative instruments, net of noncontrolling interest	688	4,410	(1,669)	(5,391)
Non-cash compensation expense (1)	2,135	1,635	5,087	4,270
(Gain) loss from disposal of assets	—	—	(1,319)	1,849
Less:
Equity in earnings of unconsolidated investments	(123,642)	(12,764)	(187,121)	(37,495)
Gain on remeasurement of unconsolidated investment	(9,728)	—	(9,728)	—
Adjusted EBITDA	$238,731	$112,643	$504,794	$311,050
Reconciliation of Adjusted EBITDA and Distributable Cash Flow to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$214,297	$105,501	$456,148	$311,008
Add:
Interest expense, net of noncontrolling interest	22,888	10,907	57,265	27,639
Other, including changes in operating working capital	1,546	(3,765)	(8,619)	(27,597)
Adjusted EBITDA	$238,731	$112,643	$504,794	$311,050
Add:
Deficiency payments received, net	2,288	9,114	26,639	24,892
Less:
Cash interest cost	(21,814)	(9,950)	(53,973)	(25,183)
Maintenance capital expenditures, net	(3,689)	(2,828)	(7,746)	(7,085)
Cash flow attributable to predecessor operations	—	(4,117)	—	(4,849)
Distributable Cash Flow	$215,516	$104,862	$469,714	$298,825

(1)	Represents TEP's portion of non-cash compensation expense related to Equity Participation Units, excluding amounts allocated to TD.

The following table presents a reconciliation of Adjusted EBITDA by segment to segment operating income, the most directly comparable GAAP financial measure, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Reconciliation of Adjusted EBITDA to Operating Income in the Natural Gas Transportation Segment (1)
Operating income	$17,016	$15,436	$49,910	$39,873
Add:
Depreciation and amortization expense	4,794	4,876	14,369	16,233
Distributions from unconsolidated investment	138,132	21,804	227,547	51,460
Other income, net	455	480	807	1,267
Less:
Non-cash (gain) loss related to derivative instruments	$—	$(161)	$(116)	$190
Segment Adjusted EBITDA	$160,397	$42,435	$292,517	$109,023
Reconciliation of Adjusted EBITDA to Operating Income in the Crude Oil Transportation Segment (1)
Operating income	$51,478	$53,227	$145,462	$159,619
Add:
Depreciation and amortization expense, net of noncontrolling interest	13,027	13,112	39,673	39,276
Less:
Adjusted EBITDA attributable to noncontrolling interests	(1,024)	(1,060)	(2,895)	(3,170)
Non-cash loss (gain) related to derivative instruments, net of noncontrolling interest	202	152	(432)	7
Segment Adjusted EBITDA	$63,683	$65,431	$181,808	$195,732
Reconciliation of Adjusted EBITDA to Operating Income (Loss) in the Gathering, Processing & Terminalling Segment (1)
Operating income (loss)	$9,045	$1,851	$20,928	$(4,629)
Add:
Depreciation and amortization expense, net of noncontrolling interest	5,651	3,660	13,852	10,975
Non-cash loss related to derivative instruments	486	—	764	—
Distributions from unconsolidated investment	696	658	1,963	1,974
Other (expense) income, net	(1)	—	142	—
Less:
(Gain) loss on disposal of assets	—	—	(1,319)	1,849
Adjusted EBITDA attributable to noncontrolling interests	(389)	(24)	(346)	(65)
Segment Adjusted EBITDA	$15,488	$6,145	$35,984	$10,104
Total Segment Adjusted EBITDA	$239,568	$114,011	$510,309	$314,859
Corporate general and administrative costs	(837)	(1,368)	(5,515)	(3,809)
Total Adjusted EBITDA	$238,731	$112,643	$504,794	$311,050

(1)
Segment results as presented represent total operating income and Adjusted EBITDA, including intersegment activity, for the Natural Gas Transportation, Crude Oil Transportation, and Gathering, Processing & Terminalling segments. For reconciliations to the consolidated financial data, see Note 15 – Reportable Segments to the accompanying condensed consolidated financial statements.

Results of Operations
The following provides a summary of our operating metrics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Natural Gas Transportation Segment:
Gas transportation average firm contracted volumes (MMcf/d) (1)	1,646	1,601	1,737	1,625
Crude Oil Transportation Segment:
Crude oil transportation average contracted capacity (Bbls/d)	306,916	298,580	302,476	294,364
Crude oil transportation average throughput (Bbls/d)	269,585	276,138	268,435	284,512
Gathering, Processing & Terminalling Segment:
Natural gas processing inlet volumes (MMcf/d)	111	103	106	102
Freshwater average volumes (Bbls/d)	109,988	31,656	93,885	31,291
Produced water gathering and disposal average volumes (Bbls/d)	43,924	23,784	23,405	18,176

(1)	Volumes transported under firm fee contracts, excluding Rockies Express.

The following provides a summary of our consolidated results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Crude oil transportation services	$86,180	$91,387	$260,366	$279,281
Natural gas transportation services	30,256	31,444	91,370	89,406
Sales of natural gas, NGLs, and crude oil	32,215	20,487	70,514	51,243
Processing and other revenues	27,218	9,950	58,882	29,521
Total Revenues	175,869	153,268	481,132	449,451
Operating Costs and Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	26,984	18,319	58,740	47,845
Cost of transportation services (exclusive of depreciation and amortization shown below)	10,538	10,842	38,799	35,946
Operations and maintenance	17,412	15,146	45,569	42,374
Depreciation and amortization	23,782	21,177	67,276	65,074
General and administrative	15,925	13,413	44,362	41,225
Taxes, other than income taxes	6,661	6,860	21,799	20,293
Contract termination	—	—	—	8,061
(Gain) loss on disposal of assets	—	—	(1,264)	1,849
Total Operating Costs and Expenses	101,302	85,757	275,281	262,667
Operating Income	74,567	67,511	205,851	186,784
Other Income (Expense):
Interest expense, net	(22,888)	(10,907)	(57,265)	(27,639)
Unrealized (loss) gain on derivative instrument	—	(4,419)	1,885	5,588
Equity in earnings of unconsolidated investments	123,642	12,764	187,121	37,495
Gain on remeasurement of unconsolidated investment	9,728	—	9,728	—
Other income, net	454	480	796	1,267
Total Other Income (Expense)	110,936	(2,082)	142,265	16,711
Net income	185,503	65,429	348,116	203,495
Net income attributable to noncontrolling interests	(1,413)	(1,084)	(3,241)	(3,235)
Net income attributable to partners	$184,090	$64,345	$344,875	$200,260
Other Financial Data:
Adjusted EBITDA (1)	$238,731	$112,643	$504,794	$311,050

(1)	For more information regarding Adjusted EBITDA and a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, please see "Non-GAAP Financial Measures" above.
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Revenues. Total revenues were $175.9 million for the three months ended September 30, 2017, compared to $153.3 million for the three months ended September 30, 2016, which represents an increase of $22.6 million, or 15%, in total revenues. The overall increase in revenue was largely driven by increased revenues of $30.7 million and $1.1 million in the Gathering, Processing & Terminalling and Natural Gas Transportation segments, respectively, partially offset by decreased revenues of $2.8 million in the Crude Oil Transportation segment, as discussed further below.

Operating costs and expenses. Operating costs and expenses were $101.3 million for the three months ended September 30, 2017 compared to $85.8 million for the three months ended September 30, 2016, which represents an increase of $15.5 million, or 18%, in operating costs and expenses. The overall increase in operating costs and expenses is driven by increased operating costs and expenses of $23.5 million in the Gathering, Processing & Terminalling segment, partially offset by decreased operating costs and expenses of $1.0 million and $0.5 million in the Crude Oil Transportation and Natural Gas Transportation segments, respectively, as discussed further below, as well as intersegment eliminations.
Interest expense, net. Interest expense of $22.9 million for the three months ended September 30, 2017 was primarily composed of interest and fees associated with our revolving credit facility, the 2024 Notes issued on September 1, 2016 and May 16, 2017, and the 2028 Notes issued on September 15, 2017. Interest expense of $10.9 million for the three months ended September 30, 2016 was primarily composed of interest and fees associated with our revolving credit facility, as well as the 2024 Notes issued on September 1, 2016. The increase in interest and fees is primarily due to increased borrowings to fund a portion of our acquisitions as discussed further in Note 3 – Acquisitions, as well as the higher borrowing rate on the 2024 and 2028 Notes, the proceeds of which were used to repay borrowings under our revolving credit facility.
Unrealized (loss) gain on derivative instrument. Unrealized loss on derivative instrument of $4.4 million for the three months ended September 30, 2016 represents the change in fair value of the call option received from TD as part of the acquisition of an additional 31.3% membership interest in Pony Express effective January 1, 2016. As of February 1, 2017, no common units remained subject to the call option.
Equity in earnings of unconsolidated investments. Equity in earnings of unconsolidated investments was $123.6 million and $12.8 million for the three months ended September 30, 2017 and 2016, respectively. Equity in earnings of unconsolidated investments of $123.6 million for three months ended September 30, 2017 primarily reflects our portion of earnings and the amortization of a negative basis difference of $6.6 million associated with our 49.99% membership interest in Rockies Express. During the three months ended September 30, 2017, Rockies Express recognized a $150 million gain on settlement of the Ultra litigation as discussed in Note 14 – Legal and Environmental Matters. Equity in earnings of unconsolidated investments of $12.8 million for the three months ended September 30, 2016 reflects our portion of earnings and the amortization of a negative basis difference of $3.5 million associated with our acquisition of a 25% membership interest in Rockies Express effective May 6, 2016, as well as $0.7 million related to our 20% membership interest in Deeprock Development during the three months ended September 30, 2016. For additional information, see Note 7 – Investments in Unconsolidated Affiliates.
Gain on remeasurement on unconsolidated investment. Gain on remeasurement of unconsolidated investment of $9.7 million for the three months ended September 30, 2017 was related to the remeasurement to fair value of our existing 20% membership interest in Deeprock Development in connection with our acquisition of a controlling financial interest in Deeprock Development in July 2017. For additional information, see Note 3 – Acquisitions.
Other income, net. Other income, net typically includes rental income and income earned from certain customers related to the capital costs we incurred to connect these customers to our system. Other income was $0.5 million for the three months ended September 30, 2017 and 2016.
Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests of $1.4 million for the three months ended September 30, 2017 compared to $1.1 million for the three months ended September 30, 2016 primarily reflects the net income allocated to the 2% noncontrolling interest in Pony Express, as well as $0.4 million allocated to the 31% noncontrolling interest in Deeprock Development for the period from July 21, 2017 to September 30, 2017.
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Revenues. Total revenues were $481.1 million for the nine months ended September 30, 2017, compared to $449.5 million for the nine months ended September 30, 2016, which represents an increase of $31.7 million, or 7%, in total revenues. The overall increase in revenue was largely driven by increased revenues of $42.6 million and $5.8 million in the Gathering, Processing & Terminalling and Natural Gas Transportation segments, respectively, partially offset by decreased revenues of $10.1 million in the Crude Oil Transportation segment, as discussed further below.
Operating costs and expenses. Operating costs and expenses were $275.3 million for the nine months ended September 30, 2017 compared to $262.7 million for the nine months ended September 30, 2016, which represents an increase of $12.6 million, or 5%. The overall increase in operating costs and expenses is driven by increased operating costs and expenses of $17.0 million and $4.1 million in the Gathering, Processing & Terminalling and Crude Oil Transportation segments, respectively, partially offset by decreased operating costs and expenses of $4.2 million in the Natural Gas Transportation, as discussed further below, as well as a $2.4 million increase in corporate general and administrative costs primarily due to payroll taxes associated with the vesting of common units associated with equity-based compensation grants under the general partner's Long-term Incentive Plan as well as new equity-based compensation grants during the nine months ended September 30, 2017.

Interest expense, net. Interest expense of $57.3 million for the nine months ended September 30, 2017 was primarily composed of interest and fees associated with our revolving credit facility, the 2024 Notes issued on September 1, 2016 and May 16, 2017, and the 2028 Notes issued on September 15, 2017. Interest expense of $27.6 million for the nine months ended September 30, 2016 was primarily composed of interest and fees associated with our revolving credit facility and the 2024 Notes issued on September 1, 2016. The increase in interest and fees is primarily due to increased borrowings to fund a portion of our acquisitions as discussed further in Note 3 – Acquisitions, as well as the higher borrowing rate on the 2024 and 2028 Notes, the proceeds of which were used to repay borrowings under our revolving credit facility.
Unrealized (loss) gain on derivative instrument. Unrealized gain on derivative instrument of $1.9 million and $5.6 million for the nine months ended September 30, 2017 and 2016, respectively, represents the change in fair value of the call option received from TD as part of the acquisition of an additional 31.3% membership interest in Pony Express effective January 1, 2016. As of February 1, 2017, no common units remained subject to the call option.
Equity in earnings of unconsolidated investments. Equity in earnings of unconsolidated investments was $187.1 million and $37.5 million for the nine months ended September 30, 2017 and 2016, respectively. Equity in earnings of unconsolidated investments of $187.1 million for nine months ended September 30, 2017 primarily reflects our portion of earnings and the amortization of a negative basis difference of $16.7 million associated with our 49.99% membership interest in Rockies Express, as well as $1.5 million of equity in earnings related to our 20% membership interest in Deeprock Development prior to our acquisition of a controlling financial interest in Deeprock Development in July 2017, as discussed in Note 3 – Acquisitions. During the nine months ended September 30, 2017, Rockies Express recognized the $150 million gain on settlement of the Ultra litigation as discussed in Note 14 – Legal and Environmental Matters. Equity in earnings of unconsolidated investments of $37.5 million for the nine months ended September 30, 2016 represents earnings associated with our acquisition of a 25% membership interest in Rockies Express effective May 6, 2016, as well as $2.1 million related to our 20% membership interest in Deeprock Development during the nine months ended September 30, 2016. For additional information, see Note 7 – Investments in Unconsolidated Affiliates.
Gain on remeasurement on unconsolidated investment. Gain on remeasurement of unconsolidated investment of $9.7 million for the nine months ended September 30, 2017 was related to the remeasurement to fair value of our existing 20% membership interest in Deeprock Development in connection with our acquisition of a controlling financial interest in Deeprock Development in July 2017. For additional information, see Note 3 – Acquisitions.
Other income, net. Other income, net typically includes rental income and income earned from certain customers related to the capital costs we incurred to connect these customers to our system. Other income for the nine months ended September 30, 2017 was $0.8 million compared to $1.3 million for the nine months ended September 30, 2016. The decrease in other income was driven by lower income related to reimbursable projects at TIGT due to contract modifications.
Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests of $3.2 million for the nine months ended September 30, 2017 and 2016 primarily reflects the net income allocated to the 2% noncontrolling interest in Pony Express, as well as $0.4 million allocated to the 31% noncontrolling interest in Deeprock Development subsequent to our acquisition of a controlling financial interest in July 2017.

The following provides a summary of our Natural Gas Transportation segment results of operations for the periods indicated:

Segment Financial Data - Natural Gas Transportation (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Natural gas transportation services	$32,139	$32,871	$96,140	$93,598
Sales of natural gas, NGLs, and crude oil	603	935	2,793	1,331
Processing and other revenues	3,342	1,188	6,689	4,875
Total revenues	36,084	34,994	105,622	99,804
Operating costs and expenses:
Cost of sales	586	749	2,177	2,268
Cost of transportation services	1,489	874	2,731	4,171
Operations and maintenance	7,114	8,025	21,502	21,711
Depreciation and amortization	4,794	4,876	14,369	16,233
General and administrative	4,180	3,872	11,534	12,068
Taxes, other than income taxes	905	1,162	3,399	3,480
Total operating costs and expenses	19,068	19,558	55,712	59,931
Operating income	$17,016	$15,436	$49,910	$39,873

(1)
Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 15 – Reportable Segments to the accompanying condensed consolidated financial statements.

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Revenues. Natural Gas Transportation segment revenues were $36.1 million for the three months ended September 30, 2017, compared to $35.0 million for the three months ended September 30, 2016, which represents an increase of $1.1 million, or 3%, in segment revenues primarily due to a $2.2 million increase in other revenues driven by an increase in the fee that NatGas receives as the operator of the Rockies Express Pipeline attributable to the Ultra settlement recognized during the three months ended September 30, 2017, as discussed in Note 14 – Legal and Environmental Matters. The increase in other revenues was partially offset by a $0.7 million decrease in natural gas transportation services driven by lower throughput volumes at TIGT and a $0.3 million decrease in natural gas sales.
Operating costs and expenses. Operating costs and expenses in the Natural Gas Transportation segment were $19.1 million for the three months ended September 30, 2017, compared to $19.6 million for the three months ended September 30, 2016, which represents a decrease of $0.5 million, or 3%. The overall decrease in operating costs and expenses was primarily due to a $0.9 million decrease in operations and maintenance costs due to the timing of pipeline integrity work, partially offset by a $0.6 million increase in cost of transportation services.
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Revenues. Natural Gas Transportation segment revenues were $105.6 million for the nine months ended September 30, 2017, compared to $99.8 million for the nine months ended September 30, 2016, which represents an increase of $5.8 million, or 6%, in segment revenues due to a $2.5 million increase in natural gas transportation services, a $1.8 million increase in other revenue, and a $1.5 million increase in sales of natural gas. The $2.5 million increase in natural gas transportation services was driven by increased tariff rates at TIGT, partially offset by a change in the fuel recovery structure, beginning May 1, 2016 as a result of the rate case settlement discussed in Note 13 – Regulatory Matters, as well as increased throughput volumes at Trailblazer. The $1.8 million increase in other revenues was primarily due to the increase in the Rockies Express operator fee as discussed above. The $1.5 million increase in natural gas sales was driven by increased volumes sold and a 25% increase in natural gas prices during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Operating costs and expenses. Operating costs and expenses in the Natural Gas Transportation segment were $55.7 million for the nine months ended September 30, 2017, compared to $59.9 million for the nine months ended September 30, 2016, which represents a decrease of $4.2 million, or 7%. The overall decrease in operating costs and expenses was primarily due to a $1.9 million decrease in depreciation and amortization and a $1.4 million decrease in the cost of transportation services. The $1.9 million decrease in depreciation and amortization was driven by changes in depreciation rates at TIGT and the $1.4 million decrease in the cost of transportation services was driven by lower costs associated with fuel reimbursements as a result of changes to TIGT's fuel recovery structure, both as a result of the 2016 rate case settlement discussed above.
The following provides a summary of our Crude Oil Transportation segment results of operations for the periods indicated:

Segment Financial Data - Crude Oil Transportation (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Crude oil transportation services	$90,113	$91,387	$264,299	$279,281
Sales of natural gas, NGLs, and crude oil	2,916	4,439	9,469	4,587
Total revenues	93,029	95,826	273,768	283,868
Operating costs and expenses:
Cost of sales	2,819	3,487	8,154	3,487
Cost of transportation services	11,957	12,939	39,708	41,586
Operations and maintenance	2,976	3,203	9,048	10,244
Depreciation and amortization	13,127	12,836	39,230	38,448
General and administrative	5,320	4,866	15,318	15,236
Taxes, other than income taxes	5,352	5,268	16,848	15,248
Total operating costs and expenses	41,551	42,599	128,306	124,249
Operating income	$51,478	$53,227	$145,462	$159,619

(1)
Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 15 – Reportable Segments to the accompanying condensed consolidated financial statements.

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Revenues. Crude Oil Transportation segment revenues were $93.0 million for the three months ended September 30, 2017, compared to $95.8 million for the three months ended September 30, 2016, which represents a decrease of $2.8 million, or 3%, in segment revenues driven by a $1.5 million decrease in sales of crude oil primarily due to decreased volumes sold during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and a $1.3 million decrease in crude oil transportation services, primarily due to a $6.5 million increase in shipper deficiency payments that are not recognized in revenue, partially offset by a $3.6 million increase in walk-up barrels shipped and a $1.8 million increase in committed barrels shipped.
Operating costs and expenses. Operating costs and expenses in the Crude Oil Transportation segment were $41.6 million for the three months ended September 30, 2017 compared to $42.6 million for the three months ended September 30, 2016, which represents a decrease of $1.0 million, or 2%. The overall decrease in operating costs and expenses was primarily driven by a $1.0 million decrease in cost of transportation services driven by lower rent expense as a result of an amendment to the Deeprock Terminal lease agreement and a $0.7 million decrease in cost of sales primarily due to decreased volumes of crude oil sold during the three months ended September 30, 2017, partially offset by a $0.5 million increase in general and administrative costs.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Revenues. Crude Oil Transportation segment revenues were $273.8 million for the nine months ended September 30, 2017, compared to $283.9 million for the nine months ended September 30, 2016, which represents a decrease of $10.1 million, or 4%, in segment revenues driven by a $15.0 million decrease in crude oil transportation services, primarily due to a $16.8 million increase in shipper deficiency payments that are not recognized in revenue and an $8.1 million decrease in the incremental barrels delivered during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, partially offset by a $6.0 million increase in committed barrels shipped and a $3.4 million increase in walk-up barrels shipped. The decrease in crude oil transportation services was partially offset by a $4.9 million increase in sales of crude oil primarily due to increased volumes of crude oil sold during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
Operating costs and expenses. Operating costs and expenses in the Crude Oil Transportation segment were $128.3 million for the nine months ended September 30, 2017 compared to $124.2 million for the nine months ended September 30, 2016, which represents an increase of $4.1 million, or 3%. The overall increase in operating costs and expenses was primarily driven by a $4.7 million increase in cost of sales primarily due to increased volumes of crude oil sold during the nine months ended September 30, 2017 and a $1.6 million increase in taxes, other than income taxes driven by assets placed in service throughout 2016. These increases were partially offset by a $1.9 million decrease in cost of transportation services driven by lower rent expense as a result of an amendment to the Deeprock Terminal lease agreement and higher electric costs associated with pressure restrictions during the nine months ended September 30, 2016 and reduced throughput volumes during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
The following provides a summary of our Gathering, Processing & Terminalling segment results of operations for the periods indicated:

Segment Financial Data - Gathering, Processing & Terminalling (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Sales of natural gas, NGLs, and crude oil	$28,696	$15,384	$58,252	$45,596
Processing and other revenues	29,040	11,646	63,163	33,222
Total revenues	57,736	27,030	121,415	78,818
Operating costs and expenses:
Cost of sales	24,120	14,435	49,148	42,516
Cost of transportation services	7,531	1,259	15,294	2,802
Operations and maintenance	7,322	3,918	15,019	10,419
Depreciation and amortization	5,861	3,465	13,677	10,393
General and administrative	3,453	1,672	7,061	5,842
Contract termination	—	—	—	8,061
Taxes, other than income taxes	404	430	1,552	1,565
(Gain) loss on disposal of assets	—	—	(1,264)	1,849
Total operating costs and expenses	48,691	25,179	100,487	83,447
Operating income (loss)	$9,045	$1,851	$20,928	$(4,629)

(1)
Segment results as presented represent total revenue and operating income, including intersegment activity. For reconciliations to the consolidated financial data, see Note 15 – Reportable Segments to the accompanying condensed consolidated financial statements.

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Revenues. Gathering, Processing & Terminalling segment revenues were $57.7 million for the three months ended September 30, 2017, compared to $27.0 million for the three months ended September 30, 2016, which represents a $30.7 million, or 114%, increase in segment revenues. The increase in segment revenues was primarily due to a $17.4 million increase in processing and other revenues and a $13.3 million increase in sales of natural gas, NGLs, and crude oil. The increase in processing and other revenues was driven by increased water business services revenue of $12.7 million as a result of increased fresh water transportation and produced water disposal volumes, increased terminalling services revenue of $2.4 million driven by the acquisition of a controlling financial interest in Deeprock Development in July 2017, and increased fee income of $2.0 million driven by the acquisition of the Douglas Gathering System in May 2017. The increase in sales of natural gas, NGLs, and crude oil was primarily driven by a 40% increase in NGL prices and residue natural gas sales from the Douglas Gathering System, partially offset by lower volumes of NGLs sold.
Operating costs and expenses. Operating costs and expenses in the Gathering, Processing & Terminalling segment were $48.7 million for the three months ended September 30, 2017 compared to $25.2 million for the three months ended September 30, 2016, which represents an increase of $23.5 million, or 93%. The increase in operating costs and expenses was due to a $9.7 million increase in cost of sales, a $6.3 million increase in cost of transportation services, a $3.4 million increase in operations and maintenance costs, a $2.4 million increase in depreciation and amortization, and a $1.8 million increase in general and administrative costs. The increase in cost of sales was primarily driven by higher producer settlements and higher NGL sales driven by prices as discussed above. The increase in cost of transportation services was primarily driven by crude oil transportation fees paid by Stanchion and increased volumes in water business services as discussed above. The increase in operations and maintenance costs, depreciation and amortization, and general and administrative costs were primarily driven by the acquisitions of the Douglas Gathering System and Deeprock Development.
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Revenues. Gathering, Processing & Terminalling segment revenues were $121.4 million for the nine months ended September 30, 2017, compared to $78.8 million for the nine months ended September 30, 2016, which represents a $42.6 million, or 54%, increase in segment revenues. The increase in segment revenues was primarily due to a $29.9 million increase in processing and other revenues and a $12.7 million increase in sales of natural gas, NGLs, and crude oil. The increase in processing and other revenues was driven by increased water business services revenue of $25.1 million as a result of increased fresh water transportation and produced water disposal volumes, increased terminalling services revenue of $2.6 million driven by the acquisition of a controlling interest in Deeprock Development in July 2017, and increased fee income of $2.0 million driven by the acquisition of the Douglas Gathering System in May 2017. The increase in sales of natural gas, NGLs, and crude oil was driven by a 42% increase in NGL prices and four months of residue natural gas sales from the Douglas Gathering System, partially offset by lower volumes of NGLs sold.
Operating costs and expenses. Operating costs and expenses in the Gathering, Processing & Terminalling segment were $100.5 million for the nine months ended September 30, 2017 compared to $83.4 million for the nine months ended September 30, 2016, which represents an increase of $17.0 million, or 20%. The increase in operating costs and expenses was primarily due to a $12.5 million increase in cost of transportation services, a $6.6 million increase in cost of sales, a $4.6 million increase in operations and maintenance costs, a $3.3 million increase in depreciation and amortization, and a $1.2 million increase in general and administrative costs. The increase in cost of sales was primarily driven by higher producer settlements and higher NGL sales attributable to the Douglas Gathering System. The increase in cost of transportation services was primarily driven by crude oil transportation fees paid by Stanchion and increased volumes in water business services as discussed above. The increase in operations and maintenance costs, depreciation and amortization, and general and administrative costs were primarily driven by the acquisitions of the Douglas Gathering System and Deeprock Development. These increases were partially offset by a $8.1 million contract termination as a result of the buyout of an operating agreement at the Sterling Terminal during the nine months ended September 30, 2016 and a $3.1 million decrease in loss (gain) on disposal of assets primarily driven by a gain on disposal of assets from insurance proceeds received during the nine months ended September 30, 2017 related to assets destroyed by a fire caused by a lightning strike during the nine months ended September 30, 2016.
Liquidity and Capital Resources Overview
Our primary sources of liquidity for the three months ended September 30, 2017 were proceeds from the issuance of long-term debt, borrowings under our revolving credit facility, and cash generated from operations. We expect our sources of liquidity in the future to include:

•	cash generated from our operations;

•	borrowing capacity available under our revolving credit facility; and

•	future issuances of additional partnership units and/or debt securities.
We believe that cash on hand, cash generated from operations and availability under our revolving credit facility will be adequate to meet our operating needs, our planned short-term maintenance capital and debt service requirements, and our planned cash distributions to unitholders. We believe that future internal growth projects or potential acquisitions will be funded primarily through a combination of borrowings under our revolving credit facility and issuances of debt and/or equity securities. For additional information regarding our revolving credit facility and senior unsecured notes, see Note 10 – Long-term Debt. For additional information regarding our equity transactions, see Note 11 – Partnership Equity and Distributions.
Our total liquidity as of September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Cash on hand	$2,998	$1,873

Total capacity under the revolving credit facility	1,750,000	1,750,000
Less: Outstanding borrowings under the revolving credit facility	(881,000)	(1,015,000)
Less: Letters of credit issued under the revolving credit facility	(3,094)	—
Available capacity under the revolving credit facility	865,906	735,000
Total liquidity	$868,904	$736,873
Working Capital
Working capital is the amount by which current assets exceed current liabilities. While various other factors may impact our working capital requirements from period to period, our working capital requirements have typically been, and we expect will continue to be, driven by changes in accounts receivable, accounts payable and deferred revenue. We manage our working capital needs through borrowings and repayments of borrowings under our revolving credit facility. Factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers, payments to suppliers, and the level of spending for capital expenditures. Changes in the market prices of energy commodities that we buy and sell in the normal course of business can also impact the timing of changes in accounts receivable and accounts payable. Factors impacting deferred revenue include the volume of barrels transported, the amount of deficiency payments received, and the volume of prior deficiencies utilized during the period.
As of September 30, 2017, we had a working capital deficit of $92.8 million compared to a working capital deficit of $38.1 million at December 31, 2016, which represents an increase in the working capital deficit of $54.7 million. The overall increase in the working capital deficit was primarily attributable to changes in the following components:

•	an increase in accounts payable of $45.5 million primarily due to crude oil purchases at Stanchion, as well as increased volumes at TMID and Water Solutions;

•	an increase in deferred revenue of $27.2 million primarily from deficiency payments collected by Pony Express;

•	a decrease in derivative assets at fair value of $11.0 million as we exercised the remainder of the call option granted by TD; and

•	an increase in accrued taxes of $5.9 million as a result of increased tax assessments on Pony Express assets placed in service during 2016.
These working capital decreases were partially offset by:

•	an increase in accounts receivable of $36.1 million primarily due to crude oil sales at Stanchion; and

•
a decrease in accrued liabilities of $5.5 million primarily due to a decrease in interest accrued at September 30, 2017 compared to December 31, 2016 due to the timing of interest payments in September 2017.

A material adverse change in operations, available financing under our revolving credit facility, or available financing from the equity or debt capital markets could impact our ability to fund our requirements for liquidity and capital resources in the future.

Cash Flows
The following table and discussion presents a summary of our cash flow for the periods indicated:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$456,148	$311,008
Investing activities	$(852,941)	$(559,774)
Financing activities	$397,918	$247,572
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Operating Activities. Cash flows provided by operating activities were $456.1 million and $311.0 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in net cash flows provided by operating activities of $145.1 million was primarily driven by a $150.3 million increase in distributions received from Rockies Express as a result of the Ultra settlement received in July 2017 as well as our increased membership interest during the nine months ended September 30, 2017.
Investing Activities. Cash flows used in investing activities were $852.9 million for the nine months ended September 30, 2017. Investing cash outflows for the nine months ended September 30, 2017 were primarily driven by:

•	cash outflows of $400.0 million for the acquisition of an additional 24.99% membership interest in Rockies Express;

•	cash outflows of $140.0 million for the acquisition of Terminals and NatGas;

•	cash outflows of $128.5 million for the acquisition of the Douglas Gathering System;

•
capital expenditures of $88.1 million, primarily due to spending on an additional freshwater connection at Water Solutions and on a connection to a refinery complex on the Pony Express System and remediation digs on the Pony Express System as discussed in Note 14 – Legal and Environmental Matters;

•	cash outflows of $57.2 million for the acquisition of an additional 40% membership interest in Deeprock Development;

•	cash outflows of $36.0 million for the acquisition of the PRB Crude System; and

•	contributions to unconsolidated investments in the amount of $31.6 million, primarily to fund remaining costs associated with the Zone 3 Capacity Enhancement project at Rockies Express.
These cash outflows were partially offset by $41.9 million of distributions received from Rockies Express in excess of cumulative earnings recognized.
Cash flows used in investing activities were $559.8 million for the nine months ended September 30, 2016. Investing cash outflows for the nine months ended September 30, 2016 were primarily driven by:
•cash outflows of $436.0 million for the acquisition of a 25% membership interest in Rockies Express;

•	capital expenditures of $55.4 million, primarily due to post in-service spending on Pony Express System projects and costs associated with construction of the Buckingham Terminal;

•
cash outflows of $49.1 million for a portion of the acquisition of an additional 31.3% membership interest in Pony Express, the remainder of which is classified as a financing activity as discussed below; and

•	contributions to Rockies Express in the amount of $35.5 million.
These cash outflows were partially offset by $16.1 million of distributions from Rockies Express in excess of cumulative earnings recognized.
Financing Activities. Cash flows provided by financing activities were $397.9 million for the nine months ended September 30, 2017. Financing cash inflows for the nine months ended September 30, 2017 were primarily driven by:

•	proceeds from the issuance of $850.0 million in aggregate principal amount of 2024 Notes and 2028 Notes; and

•	net cash proceeds of $112.4 million from the issuance of 2,341,061 common units under our Equity Distribution Agreements.

These financing cash inflows were partially offset by cash outflows of:

•	distributions to unitholders of $284.7 million;

•	net repayments under the revolving credit facility of $134.0 million;

•	$72.4 million for the exercise of the remainder of the call option granted by TD covering 1,703,094 common units; and

•	$35.3 million for the 736,262 common units repurchased from TD.
Cash flows provided by financing activities were $247.6 million for the nine months ended September 30, 2016. Financing cash inflows for the nine months ended September 30, 2016 were primarily driven by:

•	proceeds from the issuance of $400.0 million in aggregate principal amount of 5.50% Senior Notes due 2024;

•	net cash proceeds of $290.5 million from the issuance of 6,703,984 common units under the Equity Distribution Agreements;

•	net borrowings under the revolving credit facility of $252.0 million; and

•	net cash proceeds of $90.0 million from the issuance of 2,416,987 common units representing limited partnership interests in a private placement transaction.
These financing cash inflows were partially offset by cash outflows of:

•	$425.9 million for the portion of the acquisition of an additional 31.3% membership interest in Pony Express which exceeds the cumulative capital spending on the underlying assets acquired;

•	distributions to unitholders of $207.5 million; and

•	$151.4 million for the partial exercise of the call option granted by TD covering 3,563,146 common units.
Distributions
We do not have a legal obligation to pay distributions except as provided in our partnership agreement. A distribution of $0.9450 per unit, or $108.1 million in the aggregate, for the three months ended September 30, 2017 was announced on October 10, 2017 and will be paid on November 14, 2017 to unitholders of record on October 31, 2017. As of November 2, 2017, we had a total of 74,034,144 common and general partner units outstanding, which equates to an aggregate minimum distribution of approximately $21.3 million per quarter and approximately $85.1 million per year. We intend to continue to pay quarterly distributions at or above the amount of the minimum quarterly distribution, which is $0.2875 per unit.
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

We expect to incur approximately $148 million for expansion capital projects and approximately $15 million, net of anticipated reimbursements, for maintenance capital expenditures in 2017.
The determination of capital expenditures as maintenance or expansion is made at the individual asset level during our budgeting process and as we approve, execute, and monitor our capital spending. The following table summarizes the maintenance and expansion capital expenditures incurred at our consolidated entities:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Maintenance capital expenditures	$7,746	$7,085
Expansion capital expenditures	78,448	29,452
Total capital expenditures incurred	$86,194	$36,537

Capital expenditures incurred represent capital expenditures paid and accrued during the period. Capital expenditures are presented net of noncontrolling interest, and contributions and reimbursements received. The increase in maintenance capital expenditures to $7.7 million for the nine months ended September 30, 2017 from $7.1 million for the nine months ended September 30, 2016 is primarily driven by increased expenditures in the Natural Gas Transportation segment, partially offset by decreased expenditures in the Crude Oil Transportation segment. Maintenance capital expenditures on our assets occur on a regular schedule, but most major maintenance projects are not required every year so the level of maintenance capital expenditures naturally varies from year to year and from quarter to quarter. The increase in expansion capital expenditures to $78.4 million for the nine months ended September 30, 2017 is primarily driven by increased expansion capital expenditures in the Gathering, Processing & Terminalling and Crude Oil Transportation segments. Expansion capital expenditures for the nine months ended September 30, 2017 consisted primarily of spending on an additional freshwater connection at Water Solutions and on a connection to a refinery complex on the Pony Express System and remediation digs on the Pony Express System, as discussed in Note 14 – Legal and Environmental Matters. Expansion capital expenditures of $29.5 million for the nine months ended September 30, 2016 consisted primarily of post in-service spending on Pony Express System projects and costs associated with construction of the Buckingham Terminal.
In addition, we invested cash in unconsolidated affiliates of $31.6 million and $35.5 million during the nine months ended September 30, 2017 and 2016, respectively, to fund our share of capital projects. During the nine months ended September 30, 2017, we invested $9.1 million in a new unconsolidated affiliate, BNN Colorado Water, LLC ("BNN Colorado"). In connection with the investment in BNN Colorado, we have made commitments to fund the remaining construction of the pipeline system, estimated at $8.4 million as of September 30, 2017.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Prior to our acquisition of the Douglas Gathering System on June 5, 2017, approximately 99% of our reserved processing capacity was subject to firm or volumetric fee contracts, with the majority of fee revenue based on the volumes actually processed. With our acquisition of the Douglas Gathering System, the largest existing firm fee contract was terminated because the counterparty to this contract, DCP Douglas, LLC, became our indirect wholly-owned subsidiary. In addition, we acquired a number of commodity sensitive gathering and processing contracts such as percent of proceeds or keep whole processing contracts in the acquisition. For the three months ended September 30, 2017, approximately 81% of our gathering and processing volumes were subject to firm or volumetric fee contracts, with the majority of fee revenue based on the volumes actually processed. The remaining 19% was subject to commodity sensitive contracts such as percent of proceeds or keep whole processing contracts. The profitability of our commodity sensitive processing contracts that include keep whole or percent of proceeds components is affected by volatility in prevailing NGL and natural gas prices.
Our Gathering, Processing & Terminalling segment comprised approximately 7% and 3% of our Adjusted EBITDA for the nine months ended September 30, 2017 and 2016, respectively. The profitability of our commodity sensitive processing contracts that include keep whole or percent of proceeds components is affected by volatility in prevailing NGL and natural gas prices. Starting in the second half of 2014, the prices of crude oil, natural gas, and NGLs became extremely volatile and declined significantly. Downward pressure and volatility of commodity prices continued in 2015 before recovering somewhat in 2016 and 2017. These declines directly and indirectly resulted in lower realizations and processing volumes on our percent of proceeds and keep whole processing contracts.

Historically, we have had a limited amount of direct commodity price exposure related to natural gas collected for electrical compression costs and lost and unaccounted for gas on the TIGT System. Accordingly, we have historically entered into derivative contracts with third parties for a substantial majority of the natural gas we expected to collect for the purpose of hedging our commodity price exposures. In 2016, we also entered into long natural gas swaps covering a portion of the natural gas that TMID expects to purchase in 2017. In addition, we have a limited amount of direct commodity price exposure related to crude oil collected as part of our contractual pipeline loss allowance at Pony Express and Terminals. During 2016, we began entering into derivative contracts for the sale of crude oil inventory. In 2017, Stanchion began to transact in crude oil and enter into financial derivative contracts in connection with these transactions.
We measure the risk of price changes in our crude oil and natural gas derivatives utilizing a sensitivity analysis model. The sensitivity analysis measures the potential income or loss (i.e., the change in fair value of the derivative instruments) based upon a hypothetical 10% movement in the underlying quoted market prices. In addition to these variables, the fair value of each portfolio is influenced by fluctuations in the notional amounts of the instruments and the discount rates used to determine the present values. We enter into derivative contracts primarily for the purpose of mitigating the risks that accompany certain of our business activities and, therefore, both the sensitivity analysis model and the change in the market value of our outstanding derivative contracts are offset largely by changes in the value of the underlying physical commodity prices.
The following table summarizes our commodity derivatives and the change in fair value that would be expected from a 10% price increase or decrease as of September 30, 2017, assuming a parallel shift in the forward curve through the end of 2017:

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
	(in thousands)
Natural gas derivative contracts (1)	$1	$29	$(29)
Crude oil derivative contracts (2)	$472	$(875)	$875

(1)
Represents long natural gas swaps outstanding with a notional volume of approximately 0.1 Bcf covering a portion of the natural gas that is expected to be purchased by our Gathering, Processing & Terminalling segment throughout 2017.

(2)	Represents the purchase and sale of 323,620 barrels of crude oil by our Gathering, Processing & Terminalling segment which will settle throughout 2017 and the first quarter of 2018.
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
Interest Rate Risk
As of September 30, 2017, we have issued $750 million of 2024 Notes and $500 million of 2028 Notes. In addition, we have a $1.75 billion revolving credit facility with borrowings of approximately $881.0 million as of September 30, 2017. Borrowings under the revolving credit facility will bear interest, at our option, at either (a) a base rate, which will be a rate equal to the greatest of (i) the prime rate, (ii) the U.S. federal funds rate plus 0.5% and (iii) a one-month reserve adjusted Eurodollar rate plus 1.00% or (b) a reserve adjusted Eurodollar Rate, plus, in each case, an applicable margin. During the three months ended September 30, 2017, for borrowings bearing interest based on the base rate, the applicable margin was 0.75%, and for borrowings bearing interest based on the reserve adjusted Eurodollar rate, the applicable margin was 1.75%. For periods after September 30, 2017, the applicable margin will range from 0.50% to 1.50% for base rate borrowings and 1.50% to 2.50% for reserve adjusted Eurodollar rate borrowings, based upon our total leverage ratio.
We do not currently hedge the interest rate risk on our borrowings under the revolving credit facility. However, in the future we may consider hedging the interest rate risk or may consider choosing longer Eurodollar borrowing terms in order to fix all or a portion of our borrowings for a period of time. We estimate that a 1% increase in interest rates would decrease the fair value of the debt by $0.4 million based on our outstanding debt under our revolving credit facility as of September 30, 2017.

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
A substantial majority of our revenue is produced under long-term firm fee contracts with high-quality customers. The customer base we currently serve under these contracts generally has a strong credit profile, with a majority of our revenues derived from customers who have BB+ or Ba1 and better credit ratings or are part of corporate families with such credit ratings as of September 30, 2017.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 14 – Legal and Environmental Matters to the condensed consolidated financial statements included in Part I—Item 1.—Financial Statements of this Quarterly Report, which is incorporated herein by reference.
Item 1A. Risk Factors
Item 1A of our 2016 Form 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended September 30, 2017. There have been no material changes to the risk factors contained in our 2016 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 21, 2017, the Partnership paid approximately $6.4 million in cash and issued 128,790 common units representing limited partnership interests in the Partnership to DER in a private placement transaction in exchange for the contribution by DER of a 9% membership interest in Deeprock Development.
The common units were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and the offering was made to accredited investors only.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

4.1
Indenture, dated September 15, 2017, among Tallgrass Energy Partners, LP, Tallgrass Energy Finance Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed on September 15, 2017).

4.2	Form of 5.50% Senior Note (included as Exhibit A in Exhibit 4.1 which is incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed on September 15, 2017).

10.1†*	Form of Employee Equity Participation Unit Agreement

12.1*	Computation of Ratio of Earnings to Fixed Charges

31.1*	Rule 13a-14(a)/15d-14(a) Certification of David G. Dehaemers, Jr.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Gary J. Brauchle.

32.1*	Section 1350 Certification of David G. Dehaemers, Jr.

32.2*	Section 1350 Certification of Gary J. Brauchle.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* -	filed herewith
†  - Management contract of compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tallgrass Energy Partners, LP
(registrant)
		By:	Tallgrass MLP GP, LLC, its general partner

Date:	November 2, 2017	By:	/s/ Gary J. Brauchle
			Name:	Gary J. Brauchle
			Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)